Form 10-Q
period 1996-05-04
BRADLEES INC
filed 1996-06-07
CIK 887356

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                    Form 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended May 4, 1996



                     Commission file Number 1-11134



                              BRADLEES, INC.

       (Exact name of registrant as specified in its charter)



     MASSACHUSETTS                               04-3156108

(State or other jurisdiction of                (I.R.S. Employer

 incorporation or organization)                Identification Number)



                           One Bradlees Circle

                           Braintree, MA 02184

                 (Address of principal executive offices)

                               (Zip Code)



                              (617) 380-3000

           (Registrant's telephone number, including area code)



                                     None

              (Former name, former address and former

              fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No



Number of shares of the issuer's common stock outstanding as of June 1, 1996: 11,411,384 shares.



                       Exhibit Index on Page 17

                  Page 1 of  20 (Including Exhibits)

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of

  Bradlees, Inc., Debtor-in-Possession:



We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of May 4, 1996 and April 29, 1995, and the related condensed consolidated statements of operations, and cash flows for the thirteen-week periods ended May 4, 1996 and April 29, 1995. These financial statements are the responsibility of the Company's management.



We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.



Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.



As discussed in Notes 1 and 2, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements (and Note 1 to the annual financial statements for the year ended February 3, 1996 (not presented herein)), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the respective financial statements.



As discussed in Note 1, effective October 28, 1995, the Company changed its quarterly reporting period to a thirteen-week format. The first quarter of fiscal 1995 results have been restated to reflect this change in reporting period.



We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of February 3, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended (not presented herein); and, in our report dated March 25, 1996, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, (b) the Company's 1995 loss from operations and stockholders' deficiency which raise substantial doubt about the Company's ability to continue as a going concern, and (c) the adoption of Statements of Financial Accounting Standards ("SFAS") No. 112, effective January 30, 1994; and effective January 31, 1993, the adoption of SFAS No. 106, and changes in the methods of discounting workers' compensation and general liability claims and of calculating retail price indices used in valuing LIFO inventories. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





By /s/ Deloitte & Touche LLP
   -------------------------

Boston, Massachusetts

May 24, 1996

                            BRADLEES, INC.
                          AND SUBSIDIARIES
                (Operating as Debtor-in-Possession)



                      PART I-FINANCIAL INFORMATION



    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

          (Dollars in thousands except per share amounts)



                                              13 Weeks Ended
                                              ---------------

                                      May 4, 1996       April 29, 1995
                                      ------------      --------------

 Total sales                            $ 349,891         $ 392,389

Leased department sales                    12,188            12,783
                                       ----------         ----------

 Net sales                                337,703           379,606

Cost of goods sold                        235,189           280,099

                                        ----------        ----------

 Gross margin                             102,514            99,507

Leased department and other
 operating income                           2,757             3,355

                                       ----------         ----------

                                          105,271           102,862

Selling, store operating, administrative
 and distribution expenses                137,947           134,689

Depreciation and amortization              11,017            13,296

Interest and debt expense                   2,515             9,793

Reorganization items                        7,538                -

                                       ----------         ----------

 Loss before income taxes                 (53,746)          (54,916)

Income tax benefit                             -             22,517

                                       ----------         ----------

 Net loss                                $(53,746)         $(32,399)

                                       ==========         ==========



Net loss per share                       $  (4.71)          $ (2.84)

                                        ==========         ==========



See accompanying notes to condensed consolidated financial statements.

                               BRADLEES, INC.
                              AND SUBSIDIARIES
                  (Operating as Debtor-in-Possession)



          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                            (Dollars in thousands)



                                May 4, 1996  Feb. 3, 1996 Apr.29, 1995
                                ----------- ------------- ------------

 ASSETS



Current assets:

 Unrestricted cash and cash
   equivalents                     $  4,947    $ 63,012     $  3,200
 Restricted cash and cash
   equivalents                        7,194       1,194          -
                                  ---------   ---------     ---------
 Total cash and cash equivalents     12,141      64,206        3,200
                                  ---------   ---------     ---------

Accounts receivable                  10,055      10,536       22,595
Refundable income taxes                 214      24,576          -
Inventories                         300,414     282,270      357,266
Prepaid expenses                      9,778      10,008        4,571
Deferred income taxes                     -           -       15,736
Assets held for sale                  8,954       8,954          -
                                  ---------   ---------    ---------

  Total current assets              341,556     400,550      403,368
                                  ---------   ---------    ---------

Property, plant and equipment, net:
Property excluding capital
    leases, net                     158,444     170,247      217,670
Property under capital leases, net   35,277      37,249       63,541
                                  ---------   ---------    ---------

 Total property, plant and          193,721     207,496      281,211
    equipment, net                ---------   ---------    ---------

Other assets:
 Lease interests at fair value and
  lease acquisition costs, net      184,213     186,626      246,340
 Asset held for sale                  5,114          -           -
 Other, net                           4,009       3,990        7,907
                                  ---------   ---------    ---------

  Total other assets                193,336     190,616      254,247
                                  ---------   ---------    ---------

  Total assets                    $ 728,613   $ 798,662     $938,826
                                  =========   =========    =========

                               BRADLEES, INC.
                              AND SUBSIDIARIES
                  (Operating as Debtor-in-Possession)



          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                          (Dollars in thousands)



                                   May 4, 1996  Feb. 3, 1996 Apr. 29, 1995
                                   ------------ ------------ -------------

 LIABILITIES AND
  STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                     $ 137,268    $ 148,870   $ 240,633
 Accrued expenses                        60,294       63,735      56,536
 Short-term debt                              -            -      93,000
 Current portion of capital lease
    obligations                           2,524        2,602       6,096
                                       ---------    ---------   ---------

 Total current liabilities              200,086      215,207     396,265
                                       ---------    ---------   ---------

 Long-term liabilities:
 Other notes                                  -            -       5,150
 Subordinated debt                            -            -     225,000
 Obligations under capital leases        52,816       53,396      67,952
 Deferred income taxes                    8,581        8,581      85,552
 Other long-term liabilities             26,360       26,723      29,191
                                       ---------   ---------   ---------

   Total long-term liabilities           87,757       88,700     412,845
                                       ---------   ---------   ---------

 Liabilities subject to settlement
  under the reorganization case         539,422      539,765         -


Stockholders' equity (deficiency):
 Common stock-11,413,554 shares
 outstanding (11,416,656 at 2/3/96,
 11,410,048 at 4/29/95)
   Par value                                115          115         115
   Additional paid-in-capital           137,951      137,951     138,346
   Unearned compensation                   (551)        (793)     (1,547)
   Accumulated deficit                 (235,512)    (181,766)     (6,751)
   Treasury stock, at cost                 (655)        (517)       (447)
                                       ---------   ----------  ----------

 Total stockholders'equity (deficiency) (98,652)     (45,010)    129,716
                                       ---------   ----------  ----------

   Total liabilities and
     stockholders' equity             $ 728,613    $ 798,662   $ 938,826
                                      =========    =========   =========

See accompanying notes to condensed consolidated financial statements.

                                BRADLEES, INC.
                              AND SUBSIDIARIES
                  (Operating as Debtor-in-Possession)

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Dollars in thousands)



                                                    13 Weeks Ended
                                              May 4, 1996  April 29, 1995

                                               -----------  -------------

 Cash flows from operating activities:

 Net loss                                      $  (53,746)  $  (32,399)

 Adjustments to reconcile net loss to
  cash used by operating activities:
  Depreciation and amortization                    11,017       13,296
  Amortization of deferred financing costs            484          382
  Stock compensation, net                             104          249
  Deferred income taxes                                 -      (14,853)
  Reorganization items                              7,538          -
  Changes in working capital, net                  (6,702)     (39,106)
                                               -----------  -----------

 Net cash used by operating activities
  before reorganization items                     (41,305)     (72,431)
                                               -----------  -----------
 Reorganization items:
  Interest income received                            531           -
  Chapter 11 professional fee paid                 (2,963)          -
  Other reorganization expenses paid               (2,605)          -
                                               -----------  -----------

 Net cash used by reorganization items             (5,037)          -
                                               -----------  -----------

 Net cash used by operating activities            (46,342)     (72,431)

Cash flows from investing activities:
 Capital expenditures, net                         (3,853)      (3,066)
 Lease acquisition costs                               -           (65)
 Increase in restricted cash and cash
   equivalents                                     (6,000)          -
                                               -----------  -----------

   Net cash used in investing activities           (9,853)      (3,131)
                                               -----------  -----------

Cash flows from financing activities:
 Payments of liabilities subject to settlement       (900)          -
 Deferred financing costs                            (312)          -
 Net borrowings under pre-petition revolver            -        72,000
 Principal payments on capital lease obligations     (658)      (1,820)
 Other common stock activity, net                      -           145
 Dividends paid                                        -        (1,711)
                                               -----------  -----------

   Net cash provided (used) by financing
     activities                                    (1,870)      68,614
                                               -----------  -----------
 Net decrease in unrestricted cash and
  cash equivalents                                (58,065)      (6,948)

Unrestricted cash and cash equivalents:
  Beginning of period                              63,012       10,148
                                               -----------  -----------

  End of period                                   $ 4,947      $ 3,200
                                               ===========  ===========

Supplemental disclosure of
     cash flow information:
 Cash paid for interest                         $    429      $ 12,889
 Cash paid (received) for income taxes           (24,477)           72

Supplemental schedule for noncash investing
  and financial activities:
 Capital lease obligations incurred            $      -      $  8,056



See accompanying notes to condensed consolidated financial statements.

                           BRADLEES, INC.
                         AND SUBSIDIARIES
              (Operating as Debtor-in-Possession)


    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.  Basis of Presentation

    The condensed consolidated financial statements of Bradlees, Inc. and subsidiaries, including Bradlees Stores, Inc. (collectively "Bradlees" or the "Company"), have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 23, 1995 (the "Filing"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").



    With respect to the unaudited condensed consolidated financial statements for the thirteen weeks (first quarter) ended May 4, 1996 and April 29, 1995, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain reclassifications have been made to the prior year's results to conform to the current presentation.



    Effective October 28, 1995, the Company completed the conversion of its financial systems and changed its quarterly financial reporting calendar to conform to the common retail presentation of 13 week ("4-5-4") quarters. Results for the prior year's first quarter were restated in accordance with the new reporting calendar.



    These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended February 3, 1996 ("fiscal 1995"). Due to the seasonal nature of the Company's business, operating results for the first quarter are not necessarily indicative of results that may be expected for the fiscal year ending February 1, 1997 ("fiscal 1996"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission.



    As reflected in the condensed consolidated financial statements, the Company incurred a net loss of $53.7 million in the first quarter of fiscal 1996 and, as reflected in its Form 10-K, a significant net loss in fiscal 1995. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to maintain compliance with debt covenants under the DIP Facility (Note 4), achievement of profitable operations, and the resolution of the uncertainties of the reorganization case discussed in Note 2.



    The Company is taking the following steps in an effort to accomplish its goals: (a) focus on providing value to its customers as a function of fashion, quality and price rather than price alone;

(b) emphasize quality and fashion as a means of differentiating itself from its closest competition; (c) rebuild its reputation for fashion leadership in apparel; (d) expand private label programs; (e) reduce operating expenses by evaluating all aspects of the Company's current expense structure; and (f) evaluate each store's profitability and relocate or close stores
whose performance is inadequate.    The Company made changes in
its merchandise assortment and presentation in connection with these steps and performed certain department resets in its stores in fiscal 1995. The Company is performing additional
store resets for other departments during fiscal 1996.   In
addition, the Company has reorganized its store management structure and is in the process of closing twelve stores.



2.  Reorganization Case

    In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to settlement under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and resolved. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Company currently retains the exclusive right to file a plan of reorganization until June 30, 1996 and to solicit acceptance of a plan of reorganization until August 29, 1996, each subject to extension as approved by the Bankruptcy Court. The Company plans to request an extension to February 1, 1997 with respect to the period in which it has the exclusive right to file a plan of reorganization and to April 2, 1997 with respect to the period in which it has the exclusive right to solicit acceptance of a plan of reorganization.



    Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $19.0 million was recorded through May 4, 1996 for certain rejected leases. This provision may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected.



   The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below. Deferred financing costs of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Revolver") and subordinated debt (the "2002 and 2003 Notes") have been netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $3.7 million of adequate protection payments have been applied to reduce the Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition Revolver bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court. All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.




                                                       (000's)

    Liabilities Subject to Settlement               May 4, 1996
        Under the Reorganization Case              -------------

    Accounts payable                                  $167,757
    Accrued expenses                                    23,112
    Revolver                                            77,405
    2002 Notes                                         122,274
    2003 Notes                                          97,957
    Financing obligation                                17,951
    Obligations under capital leases                    13,995
    Provision for rejected leases                       18,971
                                                     ----------

                                                      $539,422
                                                     ==========



3.  Restricted Cash and Cash Equivalents

    The Company received a federal income tax refund of $24.5 million in April,
1996, $6.0 million of which is being held in escrow pending further negotiations with creditors and Bankruptcy Court actions. In addition, other funds totaling $1.2 million have been segregated as security deposits for utility expenses incurred after the Filing.



4.  Debt

    As a result of the Filing, most long-term debt obligations were classified as liabilities subject to settlement (Note 2). No principal or interest payments are made on any pre-petition debt (excluding certain capital leases) without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. During fiscal 1995, the Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group. The adequate protection payments, a cash settlement, and deferred financing costs have been netted against the related outstanding debt amounts (Note 2). Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code; if, however, the debt is collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable. No determination has yet been made regarding the value of the property interests which collateralize various debts. Although interest may be paid pursuant to an order of the Bankruptcy Court, it is uncertain whether any post-petition interest will be payable or paid. The Company believes at this time that it is unlikely that such interest will be paid. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $8.1 million for the thirteen weeks ended May 4, 1996.



    The Company has a Debtor-in-Possession Revolving Credit and Guaranty Agreement dated as of June 23, 1995 (the "DIP Facility"), in the aggregate amount of $250 million, with Chemical Bank, as Agent, and Societe Generale, as co-Agent, under which the Company is allowed to borrow or obtain letters of credit (in an aggregate amount of $125 million) for general corporate purposes, working capital and inventory purchases. There have been no borrowings since the

Filing, exclusive of letters of credit, under the DIP Facility. Trade and standby letters of credit outstanding under the DIP Facility at May 4, 1996 were $9.2 and $40.2 million, respectively. As of April 29, 1995, trade and standby letters of credit outstanding under the Revolver were $16.7 and $20.6 million, respectively.



    At the Company's option, the Company may borrow under the DIP Facility at the Alternate Base Rate (as defined) plus .25% or at the Adjusted LIBO Rate (as defined) plus 1.5%. The maximum borrowing, up to $250 million, is limited to 60% of the Eligible Book Value of Inventory (as defined). Although there are no compensating balance requirements, the Company is required to pay a commitment fee of .5% per annum of the unused portion of the DIP Facility. The DIP Facility contains restrictive covenants including, among other things, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and inventory levels, and a prohibition on paying dividends.
Certain of the covenants were amended in March, 1996. As of May 4, 1996, the Company is in compliance with the DIP Facility covenants.



    The lender under the DIP Facility has a "super-priority" claim against the estate of the Company. The DIP Facility expires on the earlier of June 23, 1997 or the substantial consummation of a reorganization plan that is confirmed by the Bankruptcy Court.



5.  Income Taxes

    The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109,
"Accounting for Income Taxes".   On an interim basis, the
Company provides for income taxes using the estimated annual effective rate method. The Company currently does not expect to recognize an annual income tax expense or benefit in fiscal
1996.   The Company received a federal income tax refund of
$24.5 million in April, 1996 for income taxes previously paid.



6.  Reorganization Items

    The Company provided for or incurred the following expense and income items during the thirteen weeks ended May 4, 1996, directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations
(in 000's):



    Professional fees                                      $1,000
    Interest income                                          (531)
    Asset write-down                                        3,904
    Change in estimate for inventory impairment reserve    (1,000)
    Termination benefits                                    4,165
                                                          -------
                                                           $7,538
                                                          =======


    Professional fees and Interest income:   Professional fees
represent estimates of expenses incurred in the period, primarily for legal, consulting and accounting services provided to the

Company and the creditors committee (which are required to be paid by the Company while in Chapter 11). Interest income represents interest earned on the cash accumulated and invested during the Chapter 11 proceeding.



    Asset write-down: In April, 1996, the Company decided not to open a previously planned new store. As a result of this decision, the carrying value of the associated property exceeded the estimated net realizable value and a charge of $3.9 million was recorded. The net realizable value of this property has been classified as a long-term asset held for sale.



    Reserve for inventory impairment: The change in the reserve for inventory impairment was due to a revised (lower) estimate of the incremental markdowns required to liquidate the inventory at the closing stores.



    Termination benefits: Termination benefits represent $3.1 million of severance pay, including $2.2 million paid in the first quarter, for 287 store, district and regional positions eliminated as a result of the February, 1996 store management reorganization, and $1.1 million of estimated severance pay for 660 store positions to be eliminated as a result of the store closings. Affected employees were notified of their termination benefits during the first quarter of fiscal 1996 and most of the total estimated remaining severance is expected to be paid during the second quarter of fiscal 1996.



7.  Statement of Financial Accounting Standards No. 123

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", effective for fiscal 1996. SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock option and other equity instruments issued to employees. The Company did not adopt the fair-value provisions of SFAS 123 and will continue accounting for its stock-based transactions in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The pro forma disclosures required by SFAS No. 123 will be presented, if material, in the notes to the Company's fiscal 1996 annual financial statements.

                                BRADLEES, INC.
                               AND SUBSIDIARIES
                      (Operating as Debtor-in-Possession)


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations


Results of operations expressed as a percentage of net sales were as follows for the 13 weeks ended May 4, 1996 ("First
Quarter 1996") and April 29, 1995 ("First Quarter 1995")"



                                      13 Weeks Ended
                          May 4, 1996              April 29, 1995
                      --------------------       --------------------

(Dollars in millions except
 per share amounts)

Total sales                  $349.9                   $392.4
Leased department sales        12.2                     12.8
                              ------                   ------

Net sales                     337.7      100.0%        379.6     100.0%
Cost of goods sold            235.2       69.6         280.1      73.8
                             ------      ------        ------    ------

Gross Margin                  102.5       30.4          99.5      26.2

Leased department and other
   operating income             2.7        0.8           3.4       0.9
                             -------     ------        ------    ------

                              105.2       31.2         102.9      27.1

Selling, store operating,
administrative and
distribution expenses         137.9       40.8         134.7      35.5
Depreciation and amortization  11.0        3.3          13.3       3.5
Interest and debt expense       2.5        0.8           9.8       2.6
Reorganization items            7.5        2.2             -         -
                             -------     ------        ------    ------

Loss before income taxes      (53.7)     (15.9)        (54.9)    (14.5)

Income tax benefit                -          -          22.5       6.0
                             -------     ------        ------    ------

Net loss                    $ (53.7)     (15.9)%      $(32.4)     (8.5)%
                             =======     ======        ======    ======

Net loss per share          $ (4.71)                  $(2.84)
                             =======                   ======

Total sales increase
           (decrease):
  All stores                  (10.8)%                   4.1%
  Comparable stores           (12.6)%                  (6.5)%



Number of stores in operation
    at end of period           136                      136

    The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.



    Total sales for First Quarter 1996 declined $42.5 million or 10.8% from First Quarter 1995 due to a 12.6% decrease in comparable store sales (including leased department sales and excluding closing stores) and three stores closed since last year's first quarter, partially offset by the sales from three new stores opened in early March, 1996. The Company is in the process of closing twelve stores with final closing dates scheduled in June, 1996. The major cause for the decline in comparable store sales were the difficulties in promptly offsetting the sales loss from discontinued merchandise categories. As part of new merchandising and marketing strategies, the Company has emphasized lower-volume, higher-margin products in its merchandise mix and in its advertising, with less emphasis on higher-volume, lower-margin commodity products. The Company is taking these steps as part of its plan (summarized in Note 1 to the financial statements) to improve the Company's performance. Comparable store sales for the fiscal month of May, 1996 (the four weeks ended June 1, 1996) declined similarly to the First Quarter's decline.



    Gross margin increased $3.0 million or 4.2% as a percentage of sales in First Quarter 1996 from First Quarter 1995, due primarily to an increase in the overall initial markup and merchandise allowances, partially offset by higher markdowns. The increase in markup is a function of the move toward higher-quality, higher-margin apparel and home decor. The higher markdowns were associated with the continued changes in the Company's merchandise assortment and the Company's aggressive posture with respect to markdowns (to maintain appropriate inventory levels relative to the lower sales performance). Some markdowns from the changes in the merchandise assortment will continue during the rest of fiscal 1996.



    Leased department and other operating income declined $.7 million or .1% as a percentage of sales in First Quarter 1996 compared to First Quarter 1995, due primarily to the absence of layaway income (included in other operating income) resulting from the August 1995 discontinuance of the layaway program.



    Selling, store operating, administrative and distribution ("S,G&A") expenses increased $3.2 million or 5.3% as a percentage of sales in First Quarter 1996 compared to First Quarter 1995. The dollar increase was primarily a result of higher advertising expenses (including the start of a new television advertising campaign) and expenses associated with additions and expansions of certain home office functions (e.g. planning and allocation). These S,G&A expense increases were partially offset by store labor expense reductions resulting from the store management reorganization initiated in February, 1996 and staffing adjustments due to the lower sales results, and certain other cost reductions. The decline in sales was the primary reason that S,G&A expenses were higher as a percentage of sales.



    Depreciation and amortization expense decreased $2.3 million or .2% as a percentage of sales in First Quarter 1996 compared to First Quarter 1995, due primarily to the fiscal 1995 adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to be Disposed Of" and the associated reduction of $99.4 million in the depreciable and amortizable bases of certain long-lived assets.



    Interest and debt expense declined $7.3 million or 1.8% as a percentage of sales in First Quarter 1996 compared to First Quarter 1995, due to the discontinuance of accruing interest on substantially all pre-petition debt. Interest and debt expense in First Quarter 1995 included interest costs on the borrowings under the Company's pre-petition revolver and certain other debt now classified as liabilities subject to settlement.



    Reorganization items of $7.5 million incurred for First
Quarter 1996 relate to the Chapter 11 proceedings and related restructuring and are discussed in Note 6.



    The Company did not record an income tax provision in First
Quarter 1996, due to the current expectation of no income tax expense or benefit for fiscal 1996.



Liquidity and Capital Resources



    There were no borrowings during First Quarter 1996, exclusive of the issuance of letters of credit, under the Company's $250 million DIP Facility (Note 4). The Company's liquidity, which was limited in the weeks prior to the Chapter 11 filing in June, 1995, improved dramatically after the filing due to the nonpayment of virtually all pre-petition liabilities. In fiscal 1995, prior to the filing, borrowings under the pre-petition revolver peaked at $99.5 million and averaged $84.3 million. Borrowings outstanding under the pre-petition revolver were $93.0 and $93.5 million, exclusive of outstanding letters of credit, at April 29, 1995 and at the time of the filing, respectively.



    Other than payments made to certain creditors approved by the Bankruptcy Court as adequate protection payments, principal and interest payments on indebtedness incurred prior to the filing, exclusive of certain capital lease obligations, have not been made and will not be made without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been confirmed by the Bankruptcy Court. Virtually all pre-petition indebtedness of Bradlees is subject to settlement under the reorganization case as a result of the filing.



    In First Quarter 1996, cash flows used by operations before reorganization items was $41.3 million, as compared to $72.4 million in First Quarter 1995. A federal income tax refund of $24.5 million received in April, 1996 and tighter inventory controls, partially offset by the impact from a lower accounts payable balance (discussed below), were the primary reasons for the reduction in net cash used by operating activities. The income tax refund is included in "changes in working capital, net" in the consolidated statement of cash flows.



    Inventories at May 4, 1996, declined $56.9 million from April 29, 1995 due primarily to tighter inventory controls. Inventories increased $18.1 million during First Quarter 1996, due to seasonal factors and the lower sales results. Accounts payable, exclusive of amounts subject to settlement, at May 4, 1996, declined $103.4 million from April 29, 1995, primarily as a result of improved liquidity and more timely payments in First Quarter 1996 compared to First Quarter 1995 and curtailment of purchases in First Quarter 1996 in response to the lower sales. Accounts payable, exclusive of amounts subject to settlement, declined $11.6 million during First Quarter 1996 due to the curtailment of purchases.



    Accounts receivable at May 4, 1996, decreased $12.5 million from April 29, 1995 due to lower vendor allowance and layaway receivables (the Company's layaway option for customers was discontinued as of August 1, 1995).



    The Company incurred capital expenditures of $3.9 million in First Quarter 1996 compared to $3.1 million in First Quarter 1995. For all of fiscal 1996, the Company expects total capital expenditures to be approximately $40 million based upon its plan, primarily for management information systems, merchandise fixtures and store maintenance improvements. The Company currently expects to finance these expenditures through internally-generated funds. As part of its strategy to differentiate Bradlees from other discount and department stores, the Company is repositioning its merchandise and the manner in which it is presented. This new strategy is expected to influence the nature of capital expenditures (some of which may be subject to Bankruptcy Court approval) over the next few years.



    The Company believes that the availability of its DIP Facility, together with the Company's available cash and expected cash flows from fiscal 1996 operations and beyond, will enable Bradlees to fund its expected needs for working capital, capital expenditures and debt service requirements during the Chapter 11 proceedings. Achievement of expected cash flows from operations is dependent upon the Company's attainment of operating results that are reasonably consistent with its plan.

                               BRADLEES, INC.
                               AND SUBSIDIARIES



                         PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K



(a)  Index to Exhibits

Exhibit No.                  Exhibit                       Page No.



    11    Computation of earnings per share.                   19



    15    Letter re: unaudited interim financial information.  20



(b)  Reports on Form 8-K



     The following reports on Form 8-K were filed during the quarterly period ended May 4, 1996:



Date of Report        Date of Filing    Item Number    Description

- - -----------------   ----------------- -------------- ----------------

February 12, 1996   February 13, 1996       5        Disclosure of the
                                                     Intercompany Debt
                                                     Report.

February 21, 1996   February 21, 1996       5        Disclosure of
                                                     intention to close
                                                     12 stores.

March 29, 1996      April 1, 1996           5        Disclosure of DIP
                                                     amendment, fourth
                                                     quarter and fiscal
                                                     1995 results compared
                                                     to plan, and fiscal
                                                     1996 summary financial
                                                     plan.

                               BRADLEES, INC.
                              AND SUBSIDIARIES



                                  SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          BRADLEES, INC.





Date: June 6, 1996                       By  /s/ MARK A. COHEN
                                       --------------------------------
                                          Mark A. Cohen
                                          Chairman and
                                          Chief Executive Officer







Date: June 6, 1996                       By  /s/ PETER THORNER
                                       --------------------------------
                                          Peter Thorner
                                          President, Director,
                                          Chief Operating Officer and
                                          Acting Chief Financial
                                          Officer







Date: June 6, 1996                       By  /s/ CORNELIUS F. MOSES III
                                       --------------------------------
                                          Cornelius F. Moses III
                                          Senior Vice President, Finance

EXHIBIT 11

                                  BRADLEES, INC.
                                 AND SUBSIDIARIES
                      (Operating as Debtor-in-Possession)



               COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

              (Amounts in thousands except per share amounts)



                                         13 Weeks Ended     13 Weeks Ended
                                          May 4, 1996       April 29, 1995
                                         --------------     --------------

Primary Loss Per Share
- - ----------------------

Net loss                                    $(53,746)          $(32,399)
                                           ==========         ==========

Weighted average number of shares outstanding 11,415             11,407

Incremental shares for assumed exercise of
    stock options                                -                  -
                                           ----------         ----------

 Total common shares and common share
    equivalents                               11,415             11,407
                                          ===========         ==========



Net earnings (loss) per share                 $(4.71)            $(2.84)
                                          ===========         ==========



Fully Diluted Loss Per Share (1)
- - --------------------------------

Net loss                                    $(53,746)          $(32,399)
                                          ===========         ==========

Weighted average number of shares outstanding 11,415             11,407

Incremental shares for assumed exercise of
    stock options                                -                  -
                                          -----------         ----------

 Total common shares and common share
    equivalents                               11,415             11,407
                                          ===========         ==========



Fully diluted net loss per share              $(4.71)            $(2.84)
                                          ===========         ==========





(1) The information in this exhibit is provided in accordance with Item 601 of Regulation S-K, although such information is not required by Paragraph 14 of Accounting Principles Board
Opinion No. 15.

EXHIBIT 15

May 24, 1996







Bradlees, Inc.

One Bradlees Circle

Braintree, MA  02184





We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Bradlees, Inc. and subsidiaries, Debtor-in-Possession, for the 13-week periods ended May 4, 1996 and April 29, 1995 as indicated in our report dated May 24, 1996 (which included explanatory paragraphs relating to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, (b) certain conditions which raise substantial doubt about the Company's ability to continue as a going concern, and (c) the change in the Company's quarterly reporting period to a thirteen-week format); because we did not perform an audit, we expressed no opinion on that information.



We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended May 4, 1996, is incorporated by reference in Registration
Statement Nos. 33-64850, 33-64858, 33-80896, 33-86954, 33-86956
and 33-92178.



We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.





By /s/ Deloitte & Touche LLP
   -------------------------

Boston, Massachusetts