Form 10-Q
period 1996-08-03
BRADLEES INC
filed 1996-09-17
CIK 887356

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                               Form 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934



              For the quarterly period ended August 3, 1996



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

                                 ----

                  (Former name, former address and former

                 fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

    ----



Number of shares of the issuer's common stock outstanding as of September 1, 1996: 11,411,167 shares.





                         Exhibit Index on Page 21

                      Page 1 of 34 (Including Exhibits)







INDEPENDENT ACCOUNTANTS' REPORT





To the Board of Directors and Stockholders of

   Bradlees, Inc., Debtor-in-Possession:



We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of August 3, 1996 and July 29, 1995, and the related condensed consolidated statements of operations, and cash flows for the twenty-six-week periods ended August 3, 1996 and July 29, 1995 and the condensed statements of operations for the thirteen-week periods ended August 3, 1996 and July 29, 1996. These financial statements are the responsibility of the Company's management.



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



The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements (and Note 1 to the annual financial statements for the year ended February 3, 1996 (not presented herein)), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plan concerning these matters are also described in Note 1 to the respective financial statements.

As discussed in Note 1, effective October 28, 1995, the Company changed its quarterly reporting period to a thirteen-week format. The results of operations for the 13-week and 26-week periods ended July 29, 1995 have been restated to reflect this change in reporting period.



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







DELOITTE & TOUCHE LLP



Boston, Massachusetts

August 28, 1996

 (September 13, 1996 with respect to

  paragraphs 3 and 4 of Note 4)

                                BRADLEES, INC.

                              AND SUBSIDIARIES

                    (Operating as Debtor-in-Possession)



                      PART I - FINANCIAL INFORMATION



      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

            (Dollars in thousands except per share amounts)





                                    13 Weeks Ended      13 Weeks Ended
                                    August 3, 1996      July 29, 1995
                                   --------------       --------------


Total sales                          $ 386,195             $437,488

Leased department sales                 16,617               16,055
                                     ---------            ---------
Net sales                              369,578              421,433

Cost of goods sold                     268,182              296,973
                                     ---------            ---------

Gross margin                           101,396              124,460

Leased department and other
  operating income                       3,677                3,715
                                     ---------            ---------
                                       105,073              128,175

Selling, store operating, admin.
  and distribution expenses            134,027              143,313

Depreciation and amortization           10,459               13,135

Interest and debt expense                2,444                7,121

Reorganization items                    40,928                7,977
                                     ---------             --------

Loss before income taxes               (82,785)             (43,371)

Income tax benefit                           -               15,815

                                     ---------            ---------

Net loss                             $ (82,785)            $(27,556)
                                     =========            =========





Net loss per share                   $   (7.25)            $(2.41)
                                     =========            ========





See accompanying notes to condensed consolidated financial statements.

                               BRADLEES, INC.

                             AND SUBSIDIARIES

                    (Operating as Debtor-in-Possession)



        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

             (Dollars in thousands except per share amounts)





                                   26 Weeks Ended        26 Weeks Ended
                                   August 3, 1996        July 29, 1995
                                   --------------        -------------

Total sales                          $ 736,086             $ 829,876

Leased department sales                 28,805                28,838
                                     ---------              --------

Net sales                              707,281               801,038

Cost of goods sold                     503,371               577,071
                                     ---------             ---------

Gross margin                           203,910               223,967

Leased department and other
  operating income                       6,434                 7,070
                                     ---------             ---------

                                       210,344               231,037

Selling, store operating,
  administrative and distribution
  expenses                             271,974               278,002

Depreciation and amortization           21,476                26,431

Interest and debt expense                4,959                16,914

Reorganization items                    48,466                 7,977
                                     ---------              --------

Loss before income taxes              (136,531)              (98,287)

Income tax benefit                           -                38,332
                                     ---------              --------

Net loss                             $(136,531)             $(59,955)
                                     =========              =========



Net loss per share                   $  (11.96)            $  (5.25)
                                     =========             =========





See accompanying notes to condensed consolidated financial statements.

                                 BRADLEES, INC.

                               AND SUBSIDIARIES

                      (Operating as Debtor-in-Possession)



               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                           (Dollars in thousands)





                                      Aug. 3,   Feb. 3,   July 29,
                                      1996       1996       1995

                                     --------   -------   --------

ASSETS

Current assets:

  Unrestricted cash and cash
    equivalents                      $ 17,318  $ 63,012   $100,052

  Restricted cash and cash
    equivalents                         7,350     1,194      7,048

                                     --------  --------   --------
    Total cash and cash
      equivalents                      24,668    64,206    107,100
                                     --------  --------   --------



  Accounts receivable                  13,737    10,536     13,347

  Refundable income taxes                   -    24,576          -

  Inventories                         256,402   282,270    274,242

  Prepaid expenses                      9,709    10,008      6,850

  Deferred income taxes                     -         -     39,753

  Assets held for sale                  8,954     8,954          -

                                     --------  --------   --------

    Total current assets              313,470   400,550    441,292

                                     --------  --------   --------





Property, plant and equipment,net
  Property excluding capital
    leases, net                       145,567   170,247    218,697

  Property under capital leases,
    net                                30,118    37,249     59,352

                                     --------  --------   --------

    Total property, plant and
      equipment, net                  175,685   207,496    278,049

                                     --------  --------   --------



Other assets:

  Lease interests at fair value
    and lease acquisition costs,
    net                               182,042   186,626    237,797

  Assets held for sale                 10,153         -          -

  Other, net                            3,757     3,990      1,811

                                     --------  --------   --------

    Total other assets                195,952   190,616    239,608
                                     --------  --------    -------



    Total assets                     $685,107  $798,662   $958,949
                                     ========  ========   ========



                               (Continued)

                                 BRADLEES, INC.

                               AND SUBSIDIARIES

                      (Operating as Debtor-in-Possession)



               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                             (Dollars in thousands)





                                      Aug. 3,   Feb. 3,   July 29,
                                      1996       1996       1995
                                     --------   -------   --------



LIABILITIES AND
 STOCKHOLDER'S EQUITY



Current liabilities:

  Accounts payable                   $147,216  $148,870   $102,260

  Accrued expenses                     66,271    63,735     42,336

  Current portion of capital
    lease obligations                   2,226     2,602      5,748

                                     --------  --------   --------

    Total current liabilities         215,713   215,207    150,344

                                     --------  --------   --------



Long-term liabilities:

  Obligations under capital
    leases                             48,069    53,396     43,225

  Deferred income taxes                 8,581     8,581    117,108

  Other long-term liabilities          24,095    26,723     29,859

                                     --------  --------   --------

    Total long-term liabilities        80,745    88,700    190,192

                                     --------  --------   --------



Liabilities subject to settlement
  under the reorganization case       569,955   539,765    516,117



Stockholders' equity (deficiency):

  Common stock - 11,411,167 shares
    outstanding (11,416,656 at
    2/3/96, 11,417,958 at 7/29/95)
      Par value                           115       115        115

      Additional paid-in-capital      137,951   137,951    137,950

  Unearned compensation                  (420)     (793)      (983)

  Accumulated deficit                (318,297) (181,766)   (34,308)

  Treasury stock, at cost                (655)     (517)      (478)

                                     --------   --------  --------

    Total stockholders' equity
      (deficiency)                   (181,306)  (45,010)   102,296

                                     --------  --------   --------



    Total liabilities and
      stockholders' equity           $685,107  $798,662   $958,949
                                     ========  ========   ========



See accompanying notes to condensed consolidated financial statements.

                                 BRADLEES, INC.

                               AND SUBSIDIARIES

                      (Operating as Debtor-in-Possession)



          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                           (Dollars in thousands)





                                         26 Weeks Ended   26 Weeks Ended
                                         August 3, 1996   July 29, 1995
                                         --------------   -------------

Cash flows from operating activities:

  Net loss                                 $(136,531)     $(59,955)

  Adjustments to reconcile net loss to
    cash used by operating activities:

    Depreciation and amortization             21,476        26,431

    Amortization of deferred financing
      costs                                    1,033           612

    Deferred income taxes                          -        (7,314)

    Reorganization items                      48,466         7,977

    Changes in working capital, net           48,533        77,862

                                           ---------     ---------

  Net cash provided (used) by
    operating activities before
    reorganization items                     (17,023)       45,613

                                           ---------     ---------

  Reorganization items:

    Interest income received                     991           212

    Chapter 11 professional fees paid         (5,701)            -

    Other reorganization expenses paid        (4,624)       (2,960)
                                           ---------      ---------

  Net cash used by reorganization items       (9,334)       (2,748)

                                           ---------      ---------

  Net cash provided (used) by operating
    activities                               (26,357)       42,865

Cash flows from investing activities:

  Capital expenditures, net                   (9,440)      (10,230)

  Lease acquisition costs                          -           (65)

  Increase in restricted cash and
    cash equivalents                          (6,156)       (7,048)

                                           ---------     ---------

    Net cash used in investing
      activities                             (15,596)      (17,343)

                                           ---------     ---------











                                    (Continued)

                                 BRADLEES, INC.

                               AND SUBSIDIARIES

                      (Operating as Debtor-in-Possession)



          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                            (Dollars in thousands)





                                         26 Weeks Ended   26 Weeks Ended
                                         August 3, 1996   July 29, 1995
                                         --------------   -------------

Cash flows from financing activities:

  Payments of liabilities subject
    to settlement                         $  (2,120)        $   -

  Deferred financing costs                     (313)          (2,364)

  Net borrowings under pre-petition
    revolver                                      -           72,500

  Principal payments on capital lease
    obligations                              (1,308)          (4,187)

  Other common stock activity, net                -              145

  Dividends paid                                  -           (1,712)
                                          ---------         ---------

    Net cash provided (used) by
      financing activities                   (3,741)          64,382
                                          ---------         ---------

Net increase (decrease) in unrestricted
  cash and cash equivalents                 (45,694)          89,904

Unrestricted cash and cash equivalents:

  Beginning of period                        63,012           10,148
                                          ---------        ---------


  End of period                           $  17,318         $100,052
                                          =========        =========



Supplemental disclosure of cash flow
  information:

  Cash paid for interest and certain
    debt fees                             $    914         $  13,532

  Cash paid (received) for income taxes   $ (25,012)       $      98

Supplemental schedule of noncash
  investing and financial activities:

    Capital Lease obligations incurred    $       -        $   6,606











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



    With respect to the unaudited condensed consolidated financial statements for the 13 weeks (second quarter) and 26 weeks (year-to-date) ended August 3, 1996 and July 29, 1995, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain reclassifications have been made to the prior year's results to conform to the current presentation.



    Effective October 28, 1995, the Company completed the conversion of its financial systems and changed its quarterly financial reporting calendar to conform to the common retail presentation of 13 week ("4-5-4") quarters. Results for the prior year's quarters were restated in accordance with the new reporting calendar.



    These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended February 3, 1996 ("fiscal 1995"). Due to the seasonal nature of the Company's business, operating results for the second quarter and year-to-date are not necessarily indicative of results that may be expected for the fiscal year ending February 1, 1997 ("fiscal 1996"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").



    As reflected in the condensed consolidated financial statements, the Company incurred a year-to-date net loss of $136.5 million in fiscal 1996 and, as reflected in its Form 10-K, a significant net loss in fiscal 1995. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to maintain compliance with debt covenants under the DIP Facility (Note 4), achievement of profitable operations, and the resolution of the uncertainties of the reorganization case discussed in Note 2.

    The Company is taking the following steps in an effort to accomplish its goals: (a) focusing on providing value to its customers as a function of fashion, quality and price rather than price alone; (b) emphasizing quality and fashion as a means of differentiating itself from its closest competition;
(c) rebuilding its reputation for fashion leadership in apparel;
(d) expanding private label programs; (e) reducing operating expenses by evaluating all aspects of the Company's current expense structure; (f) implementing new promotional programs; and (g) evaluating each store's profitability and relocating or
closing stores whose performance is inadequate.    In fiscal
1996 and 1995, the Company made changes in its merchandise assortment and presentation in connection with these steps and performed certain department resets in its stores. In addition, during fiscal 1996, the Company has reorganized its store management structure, closed 13 unprofitable stores, implemented an expense reduction program in the third quarter, and is in the process of closing 14 additional unprofitable stores.



2.  Reorganization Case



    In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to settlement under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and resolved. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Company currently retains the exclusive right to file a plan of reorganization until February 1, 1997 and to solicit acceptance of a plan of reorganization until April 2, 1997, each subject to possible extension as approved by the Bankruptcy Court.



    Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $49.0 million was recorded through August 3, 1996 for certain rejected leases and anticipated claims for 10 of the closing store leases currently expected to be rejected. This provision may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected. The Company believes that it has recorded its best estimate of the provision for rejected leases based on information currently available.
If the other closing store leases are rejected, an additional provision of up to approximately $8 million would be necessary. All of the closing store leases are currently being marketed.

    The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below. Deferred financing costs of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Revolver") and subordinated debt (the "2002 and 2003 Notes") have been netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $4.6 million of adequate protection payments have been applied to reduce the Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition Revolver bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court. All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.



                                                      (000's)

Liabilities Subject to Settlement Under

 the Reorganization Case                          August 3, 1996

- -----------------------------------------        ---------------

Accounts payable                                     $167,123

Accrued expenses                                       25,499

Revolver                                               76,505

2002 Notes                                            122,274

2003 Notes                                             97,957

Financing obligation                                   17,951

Obligations under capital leases                       13,675

Provision for rejected leases                          48,971

                                                      -------

                                                     $569,955

                                                      =======



3.  Restricted Cash and Cash Equivalents



    The Company received a federal income tax refund of $24.5 million in April, 1996, $6.0 million of which, along with earned interest, is being held in escrow pending further order of the
Bankruptcy Court.   In addition, other funds totaling $1.2
million have been segregated as security deposits for utility expenses incurred after the Filing.



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

    Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code; if, however, the debt is collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable. On June 25, 1996, the Bankruptcy Court approved an agreement between the Company and BTM Capital Corporation ("BTM") that fixed the secured claim of BTM in the initial amount of $2.25 million, subject to reduction to reflect, inter alia, adequate protection payments, and provided, among other things, for

- ----- ----

the Company to make monthly adequate protection payments of $40,000 to BTM, retroactive to November 13, 1995. The retroactive adequate protection payments to BTM were made in July, 1996. No other determination has yet been made regarding the value of the property interests which collateralize various debts. Although interest may be paid pursuant to an order of the Bankruptcy Court, it is uncertain whether any post-petition interest will be payable or paid. The Company believes at this time that it is unlikely that such interest will be paid. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $8.1 and $16.2 million for the fiscal 1996 second quarter and year-to-date, respectively, and approximately $3.1 million for the fiscal 1995 second quarter and year-to-date subsequent to the Filing.



    The Company has a Debtor-in-Possession Revolving Credit and Guaranty Agreement dated as of June 23, 1995 (the "DIP Facility"), in the aggregate amount of $250 million (amended to $200 million on September 13, 1996, subject to Bankruptcy Court approval), with Chase Manhattan Bank, as Agent, and Societe Generale, as co-Agent, under which the Company is allowed to borrow or obtain letters of credit (in an aggregate amount of $125 million) for general corporate purposes, working capital and inventory purchases. There have been no borrowings since the Filing, exclusive of letters of credit, under the DIP Facility. Trade and standby letters of credit outstanding under the DIP Facility at August 3, 1996 were $21.4 and $45.2 million, respectively, and $27.3 and $10.0 million, respectively, at July 29, 1995. In addition, as of July 29, 1995, trade and standby letters of credit under the Revolver were $12.6 and $20.6 million, respectively.



    At the Company's option, the Company may borrow under the DIP Facility at the Alternate Base Rate (as defined) plus .25% or at the Adjusted LIBO Rate (as defined) plus 1.5%. The maximum borrowing, up to $250 million ($200 million beginning September 13, 1996, subject to Bankruptcy Court approval), is limited to 60% of the Eligible Book Value of Inventory (as defined). Although there are no compensating balance requirements, the Company is required to pay a commitment fee of
 .5% per annum of the unused portion of the DIP Facility. The DIP Facility contains restrictive covenants including, among other things, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and inventory levels, and a prohibition on paying dividends. Certain of the covenants were amended in March and September, 1996. As of August 3, 1996, the Company is in compliance with the DIP Facility covenants.

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



6.  Reorganization Items



The Company provided for or incurred the following expense and income items during the thirteen and twenty-six weeks ended August 3, 1996 and for the corresponding periods of the prior year, directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations:





                                                       (000's)

                                    13 Wks   13 Wks    26 Wks 26 Wks
                                    Ended    Ended     Ended  Ended

                                    8/3/96   7/29/95   8/3/96 7/29/95

                                   -------   -------   ------ -------

Professional fees                  $1,500    $5,250    $2,500  $5,250

Interest income                      (460)     (233)     (991)   (233)

Provision for rejected leases      30,000         -    30,000      -

Asset write-downs                   6,328         -    10,232      -

Change in estimate for inventory
  impairment                            -         -    (1,000)     -

Reserve for occupancy and other
  store closing costs               3,560         -     3,560      -

Termination benefits                    -         -     4,165      -

Chapter 11 customer discounts           -     2,960        -    2,960

                                   ------    ------    ------  ------

                                  $40,928    $7,977   $48,466  $7,977



    Professional fees and Interest income:   Professional fees
represent
estimates of expenses incurred in the periods, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which are required to be paid by the Company while in Chapter 11). Interest income represents interest earned on the cash accumulated and invested during the Chapter 11 proceeding.

    Provision for rejected leases and asset write-downs:  In
July, 1996,
the Company approved a restructuring plan to close 14 additional stores (the "Fall 1996 Closing Stores") in the third quarter of fiscal 1996. In connection with this plan, the Company recorded a provision of $30 million of claim estimates for the expected rejection of 10 of the closing store leases, all of which are currently being marketed. Under the Bankruptcy Code, the Company may elect to reject real estate leases, subject to Bankruptcy Court approval. If all of the 13 closing store leases (one of the 14 closing stores is owned) were rejected, the provision would increase by approximately $8 million. In addition, the Company wrote down closing store net assets of $6.3 million, including capital lease assets and the associated obligations and a write-down of the land and building at the Company's Providence, RI store to the estimated net realizable value. The net realizable value of this property has been classified as a long-term asset held for sale. In April, 1996, the Company decided not to open a previously planned new store. As a result of this decision, the carrying value of the associated property exceeded the estimated net realizable value and a charge of $3.9 million was recorded in the first quarter of fiscal 1996. The net realizable value of this property was also classified as a long-term asset held for sale.



    Reserve for inventory impairment: The change in the reserve for inventory impairment was recorded in the first quarter of fiscal 1996 due to a revised (lower) estimate of the incremental markdowns required to liquidate the inventory at 13 closed stores (the "Spring 1996 Closed Stores"). An additional reserve for inventory impairment of $5.9 million was recorded and charged to cost of goods sold at August 3, 1996, for the Company's best estimate of the incremental markdowns required to liquidate the inventory at the Fall 1996 Closing Stores. Such costs were recorded at August 3, 1996, in accordance with the retail inventory method. The fiscal 1995 reserve for inventory impairment was classified as a restructuring charge, however the reserve established for the Fall 1996 Closing Stores was charged to cost of sales as a result of a recent SEC staff announcement at the July 18, 1996 meeting of the Emerging Issues Task Force. At the meeting ,the staff announced that they believe inventory markdowns attributable to a restructuring or exit plan should be classified in the income statement as a component of sales. The "going out of business" (GOB) sales at the Fall 1996 Closing Stores commenced in August, 1996 and are expected to be completed in October, 1996. The Company currently expects to realize approximately $28 million in cash for the inventory after payment of direct GOB expenses (excluding occupancy, severance pay and certain other indirect costs), as compared to approximately $21 million realized from the Spring 1996 Closed Stores' GOB sales.



    Store closing costs: The Company established reserves totaling $3.6 million at August 3, 1996 for occupancy and other closing costs.

    Termination benefits: Termination benefits represent $3.1 million of estimated severance pay, including $.3 and $2.5 million paid in the fiscal 1996 second quarter and year-to-date, respectively, for 287 store, district and regional positions eliminated as a result of the February, 1996 store management reorganization, and $1.1 million of estimated severance pay, including $1.0 million paid in the second quarter, for approximately 660 store positions eliminated as a result of the Spring 1996 closed stores. Employees affected by the Fall 1996 Closing Stores will be notified of their termination benefits during the third quarter of fiscal 1996 and an associated estimated charge of approximately $1.6 million is expected to be recorded at that time.



    Chapter 11 customer discounts: The "Chapter 11 customer discounts" recorded in fiscal 1995 represented a special 5% discount that was provided to customers during a two-week period following the Filing to retain customer loyalty and to compensate customers for the inconvenience of unavailable merchandise.



    Net sales and operating losses (losses exclusive of any home office expense allocation and prior to interest expense, income taxes and reorganization items) from the Fall 1996 Closing
Stores were (in 000's):



                     13 Wks Ended   26 Wks Ended    Fiscal    Fiscal
                     Aug. 3, 1996   Aug. 3, 1996     1995      1994
                    -------------   ------------    ------    ------

    Net sales           $33,524       $63,336      $156,266  $132,699

    Operating loss       (5,733)      (11,849)      (21,771)     (499)


     Net sales for the Spring 1996 Closed Stores for the twenty-six weeks ended August 3, 1996 were approximately $32.8 million. Historical net sales and operating results for these 13 stores were reported in the Company's Form 10-K for fiscal 1995.



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

                               AND SUBSIDIARIES

                      (Operating as Debtor-in-Possession)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

- --------------------

Results of operations, summarized in million of dollars and expressed as a percentage of net sales, were as follows for the 13 weeks and 26 weeks ended August 3, 1996 ("Second Quarter 1996" and "Year-to-Date 1996", respectively) and for the 13 weeks and 26 weeks ended July 29, 1995 ("Second Quarter 1995" and "Year-to-Date 1995", respectively):



                                13 Wks Ended          26 Wks Ended
                              --------------         ------------

                              Aug. 3,  July 29,     Aug. 3, July 29,

                               1996      1995        1996    1995

                              ------   -------      ------  -------

(Dollars in millions except
  per share amounts)

Total sales                   $386.2   $437.5      $ 736.1  $829.9

Leased department sales         16.6     16.1         28.8    28.8

                              ------   ------      -------  ------

Net sales                      369.6    421.4        707.3   801.1

Cost of goods sold             268.2    296.9        503.4   577.1

                              ------   ------       ------- ------

Gross margin                   101.4    124.5        203.9   224.0

Leased department and
 other operating income          3.7      3.7          6.4     7.0

                              ------   ------      -------  ------

                               105.1    128.2        210.3   231.0



Selling, store operating,
 administrative and
 distribution expenses         134.0    143.3        272.0   278.0

Depreciation and
 amortization                   10.5     13.2         21.5    26.4

Interest and debt expense        2.5      7.1          4.9    16.9

Reorganization items            40.9      8.0         48.4     8.0

                              ------   ------      -------  ------

Loss before income taxes       (82.8)   (43.4)      (136.5)  (98.3)

Income tax benefit                 -     15.8            -    38.3

                              ------   ------      -------  ------

Net loss                      $(82.8)  $(27.6)     $(136.5) $(60.0)

                              ======   ======      =======  ======

Net loss per share            $(7.25)  $(2.41)     $(11.96) $(5.25)

                              ======   ======      =======  ======

Total sales increase
 (decrease):

 All stores                    (11.7)%   (1.3)%      (11.3)%   1.2%

 Comparable stores             (10.0)%  (11.1)%      (11.2)%  (9.0)%



Number of stores in
 operation at end of period      124      136          124     136

                                 BRADLEES, INC.

                               AND SUBSIDIARIES

                      (Operating as Debtor-in-Possession)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations (Con't)

- ----------------------------



                                13 Wks Ended         26 Wks Ended
                              Aug. 3,  July 29,     Aug. 3, July 29,
                               1996      1995        1996    1995
                              ------   -------      ------  -------

As a percentage of net
  sales, results were
  as follows:



Net Sales                     100.0%   100.0%      100.0%    100.0%

Cost of goods sold             72.6     70.5        71.2      72.0

                             ------   ------      ------     -----

Gross margin                   27.4     29.5        28.8      28.0

Leased department and other
 operating income               1.0      0.9         0.9       0.8

                             ------   ------      ------    ------

                               28.4     30.4        29.7      28.8

Selling, store operating,
 administrative and
 distribution expenses         36.3     34.0        38.5      34.7

Depreciation and amortization   2.8      3.1         3.0       3.3

Interest and debt expense       0.6      1.7         0.7       2.1

Reorganization items           11.0      1.9         6.8       1.0

                             ------   ------      ------    ------


Loss before income taxes      (22.4)   (10.3)      (19.3)    (12.3)

Income tax benefit                -      3.8           -       4.8

                             ------   ------      ------    ------


Net loss                      (22.4)%   (6.5)%     (19.3)%    (7.5)%
                             ======   ======      ======    ======

    The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.



    Total sales for Second Quarter 1996 declined $51.3 million or 11.7% from Second Quarter 1995 due to a 10.0% decrease in comparable store sales (including leased department sales) and 15 stores closed since last year's second quarter (including the Spring 1996 Closed Stores - see Note 6), partially offset by the sales from three new stores opened in early March, 1996. The Fall 1996 Closing Stores are scheduled to be closed in October, 1996. The major causes for the decline in comparable store sales were the difficulties in promptly offsetting the sales loss from discontinued merchandise categories and the weak retail market, particularly in apparel. As part of new merchandising and marketing strategies, the Company has emphasized lower-volume, higher-margin products in its merchandise mix and in its advertising, with less emphasis on higher-volume, lower-margin commodity products. The Company is taking these steps as part of its plan (summarized in Note 1 to the financial statements) to improve the Company's performance. Comparable store sales (excluding the Fall 1996 Closing Stores) for the fiscal month of August, 1996 (the four weeks ended August 31, 1996) increased 12.2%.



    Total sales for Year-to-Date 1996 declined $93.8 million or 11.3% from Year-to-Date 1995 due primarily to a 11.2% decrease in comparable store sales. The major causes for the year-to-date decline in comparable store sales were the same as discussed above for the second quarter decline.



    Gross margin declined $23.1 million or 2.1% as a percentage of net sales in Second Quarter 1996 from Second Quarter 1995, due primarily to higher markdowns, a $5.9 million markdown provision for the Fall 1996 Closing Stores (Note 6) and a $2.2 million inventory shrink charge associated with June, 1996 chain-wide physical inventories, partially offset by an increase in the overall initial markup. The increase in markup is a function of the move toward higher-quality, higher-margin apparel and decorative home products. The higher markdowns were associated with the continued changes in the Company's merchandise assortment and the Company's aggressive posture with respect to markdowns (to maintain appropriate inventory levels relative to the lower sales performance).



    Gross margin for Year-to-Date 1996 declined $20.1 million but increased .8% as a percentage of net sales from Year-to-Date 1995. The gross margin dollar decline was due to the impact of lower year-to-date sales, the $5.9 million Fall 1996 Closing Stores' markdown provision and the $2.2 million shrink charge, partially offset by the favorable impact from the higher year-to-date gross margin rate. The year-to-date gross margin rate increase was primarily due to a higher overall initial markup, partially offset by a higher markdown rate.

    Leased department and other operating income remained the same in amount but increased .1% as a percentage of net sales in Second Quarter 1996 from Second Quarter 1995 due to the impact from higher shoe sales, offset by the absence of layaway income (included in other operating income) resulting from the August 1995 discontinuance of the layaway program. Year-to-Date 1996 leased department and other operating income declined $.6 million but increased .1% as a percentage of net sales compared to Year-to-Date 1995. The year-to-date dollar decline was due to the discontinuance of the layaway program and the percentage increase was due to the lower net sales base over which the percentage was calculated.



    Selling, store operating, administrative and distribution ("S,G&A") expenses declined $9.3 million but increased 2.3% as a percentage of net sales in Second Quarter 1996 compared to Second Quarter 1995. The S,G&A dollar decrease was due primarily to the stores closed in June, 1996, store labor expense reductions resulting from the store management reorganization initiated in February, 1996 and staffing adjustments due to the lower sales results, and certain other cost reductions, partially offset by higher advertising expenses and expenses associated with additions and expansion of certain home office functions (e.g. planning and allocation and store design and visual presentation). The S,G&A increase as a percentage of net sales in Second Quarter 1996 was due to the lower sales base.



    Year-to-Date 1996 S,G&A expenses declined $6.0 million but increased 3.8% as a percentage of net sales from Year-to-Date 1995. These changes were due to the same factors as discussed above for Second Quarter 1996. The Company has implemented an expense reduction program for the second half of fiscal 1996 that includes expected reductions in store, asset protection, logistics and home office expenses.



    Depreciation and amortization expense decreased $2.7 and $4.9 million or .2% and .3% as a percentage of net sales in Second Quarter and Year-to-Date 1996, respectively, compared to Second Quarter and Year-to-Date 1995, due primarily to the fiscal 1995 adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the associated reduction of $99.4 million in the depreciable and amortizable bases of certain long-lived assets as of February 3, 1996.



    Interest and debt expense declined $4.6 and $12.0 million or 1.1% and 1.4% as a percentage of net sales in Second Quarter and Year-to-Date 1996, respectively, compared to Second Quarter and Year-to-Date 1995, due to the discontinuance of accruing interest on substantially all pre-petition debt. Interest and debt expense in Year-to-Date 1995 included interest costs on the borrowings under the Company's pre-petition revolver and certain other debt now classified as liabilities subject to settlement.

    Reorganization items of $40.9 and $48.4 million incurred for Second Quarter and Year-to-Date 1996, respectively, and $8.0 million for Second Quarter and Year-to-Date 1995 relate to the Chapter 11 proceedings and related restructuring and are discussed in Note 6. Termination benefits relating to employees at the Fall 1996 Closing Stores will be recorded in the third quarter of fiscal 1996, since the affected employees were not notified of their termination benefits until after August 3, 1996. The Company currently estimates that these benefits will total approximately $1.6 million. In addition, the Company currently anticipates a third quarter charge of approximately $3.5 million for termination benefits associated with the expense reduction program discussed above.



    The Company did not record an income tax provision in Second Quarter and Year-to-Date 1996 due to the current expectation of no income tax expense or benefit for fiscal 1996. The Company recorded income tax benefits of $15.8 and $38.3 million in Second Quarter and Year-to-Date 1995, respectively.



Liquidity and Capital Resources



    There were no borrowings during Year-to-Date 1996, exclusive of the issuance of letters of credit, under the Company's DIP Facility (Note 4). The Company currently expects direct borrowings under its DIP Facility to peak at approximately $55 million during October and November, 1996. The Company amended the DIP Facility in September, 1996 to, among other things, (i) lower the aggregate amount to $200 million from $250 million because of the reduced amount of inventory that the Company has available to borrow against due to the Spring 1996 Closed Stores and the Fall 1996 Closing Stores, (ii) reduce the minimum inventory covenants for the same reason and (iii) adjust the minimum
EBITDA covenants in light of the fiscal 1996 first half results and revised second half plan (the "Revised Plan" as filed on Form 8-K dated September 17, 1996) to allow for the same
"cushion" against the Revised Plan that the prior EBITDA covenants had against the original plan.



    The DIP Facility amendments are subject to Bankrupcty Court approval. The Company's liquidity, which was limited in the weeks prior to the Chapter 11 filing in June, 1995, improved dramatically after the filing due to the nonpayment of virtually all pre-petition liabilities. In fiscal 1995, prior to the filing, borrowings under the pre-petition revolver peaked at $99.5 million and averaged $84.3 million. Borrowings outstanding under the pre-petition revolver were $93.5 million, exclusive of outstanding letters of credit, at the time of the filing.



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

    In Year-to-Date 1996, cash flows used by operations before reorganization items was $17.0 million, compared to $45.6 million of cash provided by operations before reorganization items in Year-to-Date 1995. Net cash used by reorganization items (Note 6) in Year-to-Date 1996 was primarily the result of professional fees and termination benefits. The net cash used of $17.0 million prior to reorganization items in Year-to-Date 1996 was primarily the result of the operating loss incurred, partially offset by a federal income tax refund of $24.5 million received in April, 1996 and the proceeds from going-out-of business sales at the 13 closed stores. The income tax refund is included in "changes in working capital, net" in the consolidated statement of cash flows. The Year-to-Date 1995 net cash provided of $45.6 million prior to reorganization items was due to the non-payment of virtually all pre-petition liabilities, partially offset by the operating loss incurred.



    Inventories at August 3, 1996, declined $17.8 and $25.9 million from July 29, 1995 and February 3, 1996, respectively, due primarily to the Spring 1996 Closed Stores. Accounts payable, exclusive of amounts subject to settlement, at August 3, 1996 increased $45.0 million from July 29, 1995, primarily because accounts payable as of July 29, 1995 reflected only inventory receipts subsequent to the filing date. Accounts payable, exclusive of amounts subject to settlement, at August 3, 1996 declined $1.7 million from February 3, 1996 due to the Spring 1996 Closed Stores, partially offset by the inventory build-up for the Company's two-week home furnishings sale in August.



    Accounts receivable at August 3, 1996, increased $3.2 and $.4 million from February 3, 1996 and July 29, 1995, respectively, due to higher credit card receivables resulting from an August 1, 1996 one-day sale, partially offset by lower layaway receivables (the Company's layaway option for customers was discontinued as of August 1, 1995). Accrued expenses at August 3, 1996 were $2.5 and $23.9 million higher than at February 3, 1996 and July 29, 1995, respectively, due primarily to certain reserves established for this year's store closings (Note 6) and accrued expenses in the prior year that were reclassified as subject to settlement after the filing date.



    The assets held for sale (current portion) are comprised of three properties, including one owned undeveloped property and two of the Spring 1996 Closed Store leases currently expected to be sold within a year. The long-term assets held for sale are comprised of one closing store site and one previously planned new store site that were financed and currently expected to take longer than a year to sell. The current estimated net realizable value for the two financed properties are less than the associated financing obligations included in liabilities subject to settlement. Any sales proceeds from those properties are expected to be utilized to reduce the obligations.



    The Company incurred capital expenditures of $9.4 million in Year-to-Date 1996, primarily for systems improvements and merchandise fixtures, compared to $10.2 million in Year-to-Date 1995. For all of fiscal 1996, the Company expects total capital expenditures to be approximately $30 million based upon its Revised Plan, primarily for management information systems, and merchandise fixtures and store repair and maintenance improvements. The Company currently expects to finance these expenditures through internally-generated funds. As part of its strategy to position Bradlees between discount and department stores, the Company has been revising its merchandise presentation. This new strategy has and is expected to influence the nature of capital expenditures (some of which may be subject to Bankruptcy Court approval) in the near future.



    The Company believes that the availability of its DIP Facility, together with the Company's available cash and expected cash flows from fiscal 1996 operations and beyond, will enable Bradlees to fund its expected needs for working capital, capital expenditures and debt service requirements during the Chapter 11 proceedings. Achievement of expected cash flows from operations is dependent upon the Company's attainment of operating results that are reasonably consistent with its Revised Plan.

                                  BRADLEES, INC.

                                AND SUBSIDIARIES



                           PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K



(a)  Index to Exhibits



Exhibit No.  Exhibit                                        Page No.
- ----------   -------                                        --------

  10.1*      Debtor-in-Possession Revolving Credit

             and Guaranty Agreement, dated as of

             June 23, 1995, between Chemical Bank,

             as Agent, and Bradlees Stores, Inc., a

             Debtor-in-Possession, with Bradlees

             Administrative Co., Inc. and the

             Subsidiaries of the Borrower as Guarantors,

             is incorporated by reference from the

             Company's Form 8-K dated July 26, 1995,

             Item 7, Exhibit 10.1, as filed with the

             Securities and Exchange Commission on

             July 27, 1995.



  10.2*      First Amendment, dated as of June 30, 1995,

             to Debtor-in-Possession Revolving Credit

             and Guaranty Agreement, is incorporated by

             reference from the Company's Form 8-K dated

             July 26, 1995, Item 7, Exhibit 10.2, as filed

             with the Securities and Exchange Commission

             on July 27, 1995.



  10.3*      Second Amendment, dated as of August 9, 1995,

             to Debtor-in-Possession Revolving Credit

             and Guaranty Agreement, is incorporated by

             reference from the Company's Form 10-Q for

             the quarterly period ended August 12, 1995,

             Part II, Item 6, Exhibit 10.3, as filed with

             the Securities and Exchange Commission on

             September 26, 1995.



  10.4*      Third Amendment, dated as of March 15, 1996,

             to Debtor-in-Possession Revolving Credit and

             Guaranty Agreement, dated as of June 23, 1995,

             between Chemical Bank, as Agent and Societe

             Generale, as Co-Agent, and Bradlees Stores,

             Inc., a Debtor-in-Possession, with Bradlees

             Administrative Co., Inc. and the Subsidiaries

             of the Borrower as Guarantors, is incorporated

             by reference from the Company's Form 8-K

             dated March 29, 1996, Item 7, Exhibit 10.4,

             as filed with the Securities and Exchange

             Commission on April 1, 1996.



- ---------------------------

*Previously filed

Exhibit No.  Exhibit                                      Page No.
- ----------   -------                                      --------



  10.5       Fourth Amendment, dated as of September

             13,1996, to Debtor-in-Possession Revolving

             Credit and Guaranty Agreement, dated as of

             June 23, 1995, between Chase Manhattan Bank,

             as Agent and Societe Generale, as Co-Agent,

             and Bradlees Stores, Inc., a

             Debtor-in-Possession, with Bradlees

             Administrative Co., Inc. and the Subsidiaries

             of the Borrower as Guarantors.



  11         Computation of earnings per share.



  15         Letter re:  unaudited interim financial

             information.



(b)  Reports on Form 8-K



     The following report on Form 8-K was filed during the quarterly period ended August 3, 1996:



     Date of Report   Date of Filing   Item Number   Description
     --------------   --------------   -----------  --------------

     June 7, 1996     June 7, 1996          5         Disclosure of
                                                      first quarter
                                                      fiscal 1996
                                                      results compared
                                                      to  plan.

                                  BRADLEES, INC.

                                AND SUBSIDIARIES



                                   SIGNATURES

                                   ----------







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          BRADLEES, INC.





Date:  September 16, 1996                 By /s/ MARK A. COHEN

                                             -----------------

                                             Mark A. Cohen

                                             Chairman and

                                             Chief Executive Officer





Date:  September 16, 1996                 By  /s/ PETER THORNER

                                              -----------------

                                              Peter Thorner

                                              President,Director and

                                              Chief Operating Officer





Date:  September 16, 1996                 By  /s/ CORNELIUS F.MOSES III
                                             -------------------------

                                              Cornelius F. Moses III

                                              Senior Vice President,

                                              Chief Financial Officer

Exhibit 10.5





        FOURTH AMENDMENT TO REVOLVING CREDIT AND GUARANTY
AGREEMENT



    FOURTH AMENDMENT, dated as of September 13, 1996 (the
"Amendment"),


- ---------

to the REVOLVING CREDIT AND GUARANTY AGREEMENT, dated as of June
23, 1995, among BRADLEES STORES, INC., a Massachusetts corporation (the "Borrower"), as a debtor and debtor-in-possession under Chapter 11 of

 --------

the Bankruptcy Code, the Guarantors named therein (the
"Guarantors"), as


- ----------

debtors and debtors-in possession under Chapter 11 of the Bankruptcy Code, THE CHASE MANHATTAN BANK (formerly known as
Chemical Bank), a New York banking corporation ("Chase"), each of the other financial

                           -----

institutions party thereto (together with Chase, the "Banks") and THE

                                                      -----

CHASE MANHATTAN BANK, as Agent for the Banks (in such capacity, the "Agent") and SOCIETE GENERALE, as Co-Agent for the Banks;

 -----



                            W I T N E S S E T H:



    WHEREAS, the Borrower, the Guarantors, the Banks, the Agent and the Co-Agent are parties to that certain Revolving Credit and Guaranty Agreement, dated as of June 23, 1995 (as heretofore amended by that certain First Amendment to Revolving Credit and Guaranty Agreement dated as of June 30, 1995, that certain Second Amendment to Revolving Credit and Guaranty Agreement dated as of August 10, 1995, that certain Third Amendment to Revolving Credit and Guaranty Agreement dated as of March 15, 1996 and that certain Amendment Letter Agreement dated August 15, 1996, as the same may be amended, modified or supplemented from time to time, the "Credit Agreement"); and

           ----------------



    WHEREAS, the Borrower and the Guarantors have requested that from and after the Effective Date (as hereinafter defined) of this Amendment, the Credit Agreement be amended subject to and upon the terms and conditions set forth herein.



    1.  As used herein all terms which are defined in the Credit
Agreement shall have the same meanings herein.



    2. Section 2.01(a) of the Credit Agreement is hereby amended by deleting the amount "$250,000,000" set forth in clause (i) in the second sentence thereof and inserting in lieu thereof the amount "$200,000,000".



    3. Section 6.05 of the Credit Agreement is hereby amended by deleting the table set forth therein in its entirety and inserting in lieu thereof the following table:

                        Date                      EBITDA

                        ----                      ------



                       November 2, 1996        ($97,000,000)

                       February 1, 1997        ($49,000,000)

                       May 3, 1997             ($62,000,000)



    4. Section 6.05 of the Credit Agreement is hereby further amended by inserting the following new sentence at the end thereof:



    "In calculating EBITDA for each period beginning on November
5, 1995

     and ending on the date listed above, there shall be excluded from the determination in accordance with GAAP of the net income
(or net

     loss) of the Borrower for such period an inventory markdown reserve recognized by the Borrower in connection with the closing of fourteen stores operated by the Borrower and announced by the

     Parent on August 9, 1996 in an amount not in excess of $7,500,000."



    5. Section 6.06 of the Credit Agreement is hereby amended by deleting the table set forth therein in its entirety and inserting in lieu thereof the following table:





                                                Inventory

                                                ---------

                    Period Ending                 Amount

                    -------------               ---------



                    October 5, 1996           $227,000,000

                    November 2, 1996          $261,000,000

                    November 30,1996          $274,000,000

                    January 4, 1997           $161,000,000

                    February 1, 1997          $173,000,000

                    March 1, 1997             $210,000,000

                    April 5, 1997             $216,000,000

                    May 3, 1997               $210,000,000

                    May 31, 1997              $196,000,000





    6. Annex A to the Credit Agreement is hereby amended and replaced in its entirety by a new Annex A thereto in the form of Exhibit A hereto.



    7.  This amendment shall not become effective until the date
(the "Effective Date") on which (i) this Amendment shall have been executed

 --------------

by the Borrower, the Guarantors, Banks constituting the Required Banks and the Agent, and the Agent shall have received evidence satisfactory to it of such execution and (ii) the Borrower (with the approval of the Bankruptcy Court, such approval to be evidenced by the entry of an order satisfactory in form and substance to the Agent) shall have paid to the Agent on behalf of the Banks an amendment fee equal to $250,000.



    8.  The Borrower agrees that its obligations set forth in
Section 10.05 of the Credit Agreement shall extend to the preparation, execution and delivery of this Amendment.

    9. This Amendment shall be limited precisely as written and shall not be deemed (a) to be a consent granted pursuant to, or a waiver or modification of, any other term or condition of the Credit Agreement or any of the instruments or agreements referred to therein or (b) to prejudice any right or rights which the Agent or the Banks may now have or have in the future under or in connection with the Credit Agreement or any of the instruments or agreements referred to herein. Whenever the Credit Agreement is referred to in the Credit Agreement or any of the instruments, agreements or other documents or papers executed or delivered in connection therewith, such reference shall be deemed to mean the Credit Agreement as modified by this Amendment.



    10. This Amendment may be executed in any number of counterparts and by the different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.



    11. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.



    IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the day and the year first above written.



                                      BRADLEES STORES, INC.





                                      By:
                                         Cornelius F. Moses, III
                                         ------------------------------

                                             Title: SVP-CFO

                                      GUARANTORS:



                                      BRADLEES, INC.

                                      BRADLEES ADMINISTRATIVE CO., INC.

                                      DOSTRA REALTY CO., INC.

                                      MAXIMEDIA SERVICES, INC.

                                      NEW HORIZONS OF BRUCKNER,INC.

                                      NEW HORIZONS OF WESTBURY,INC.

                                      NEW HORIZONS OF YONKERS,INC.





                                      By:

                                            Gary F. Jones
                                            ------------------------------

                                             Title: VP and Treasurer







                                      THE CHASE MANHATTAN BANK,

                                      Individually and as Agent







                                      By:

                                       Neil R. Boylan
                                       ------------------------------

                                             Title: VP



                                      270 Park Avenue

                                      New York, New York 10017







                                      SOCIETE GENERALE, Individually
                                            and as Co-Agent

                                         John J. Wagner
                                      By:------------------------------

                                             Title: VP



                                      1211 Avenue of the Americas

                                      New York, New York  10020





                                      FLEET NATIONAL BANK







                                      By:  John C. McDonough

                                       ------------------------------

                                             Title: Vice President



                                      75 State Street, 4th Floor

                                      Boston, Massachusetts 02109

                                      HELLER FINANCIAL, INC.

                                      By:
                                       Salvatore Salzillo
                                       ------------------------------

                                       Title: Asst. VP



                                      101 Park Avenue

                                      New York, New York  10178



                                      FLEET BANK, N.A., formerly

                                      NATWEST BANK N.A.





                                      By:  Thomas Maiale

                                       ------------------------------

                                             Title: Vice President



                                      175 Water Street

                                      New York, New York  10038





                                      JACKSON NATIONAL LIFE INSURANCE
                                            COMPANY

                                      By:  PPM AMERICA, INC., as

                                           Attorney-in-Fact for

                                           Jackson National Life

                                           Insurance Company





                                      By:

                                            ------------------------------

                                      Title:



                                      225 West Wacker, Suite 1200

                                      Chicago, Illinois  60606



                                      ABN AMRO BANK N.V.

                                      BOSTON BRANCH





                                      By:


                                          ------------------------------

                                             Title:



                                      By:


                                          ------------------------------

                                             Title:



                                      One Post Office Square,
                                      39th Floor

                                      Boston, Massachusetts 02109

                                      BHF-BANK AG





                                      By:  John Sykes


                                     ------------------------------

                                           Title: A.V.P.





                                      By:  Maria Busby


                                     ------------------------------

                                           Title: A.V.P.



                                      590 Madison Avenue

                                      New York, New York
                                      10022-2540



                                      MANUFACTURERS & TRADERS TRUST
                                        COMPANY





                                      By:

                                         Gino Martocci
                                         ------------------------------

                                           Title: Asst. VP



                                      350 Park Avenue, 6th Floor

                                      New York, New York  10022



                                      SIGNET BANK





                                      By:

                                           John D. Scott
                                           ------------------------------

                                           Title: VP



                                      7 North Eighth Street

                                      P.O. Box 25641

                                      Richmond, Virginia  23260



                                      CREDIT AGRICOLE





                                      By:  Dean Balice


                                     ------------------------------

                                           Title: Senior Vice
                                                  President



                                      55 East Monroe, Suite 4700

                                      Chicago, Illinois  60603

EXHIBIT A



                                   ANNEX
                                   A TO
                                 REVOLVING
                                 CREDIT AND
                                  GUARANTY
                                 AGREEMENT





                                ANNEX A



                                   to



                 REVOLVING CREDIT AND GUARANTY AGREEMENT



                  Dated as of June 23, 1995, as amended

                  -------------------------------------





                                     Commitment
Commitment

Bank                                    Amount
Percentage

- ----                                 ----------
- ----------





The Chase Manhattan Bank             $24,000,000
12.00%



Societe Generale                      20,000,000
10.00%



Fleet National Bank                   20,000,000
10.00%



Heller Financial, Inc.                20,000,000
10.00%



NatWest Bank N.A.                     20,000,000
10.00%



Jackson National Life

  Insurance Company                   28,000,000
14.00%



ABN AMRO Bank N.V.,

  Boston Branch                       16,000,000
8.00%



BHF-Bank AG                           16,000,000
8.00%



Manufacturers & Traders

  Trust Company                       16,000,000
8.00%



Signet Bank/Virginia                   8,000,000
4.00%



Credit Agricole                       12,000,000
6.00%

                                      ----------
- -------



Total                               $200,000,000
100.00%

                                    ============
=======

                                BRADLEES, INC.
EXHIBIT 11

                              AND SUBSIDIARIES
Page 1 of 2

                     (Operating as Debtor-in-Possession)



                 COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                (Amounts in thousands except per share amounts)





                                       26 Weeks Ended    26 Weeks Ended
                                       August 3, 1996     July 29, 1995
                                       --------------    --------------

Primary Loss Per Share
- ----------------------

Net loss                                  $(82,785)         $(27,556)

                                         =========           ========



Weighted average number of
 shares outstanding                         11,411            11,422

Incremental shares for assumed
 exercise of stock options                       -                 -

                                         ---------          --------

Total common shares and common
 share equivalent                           11,411            11,422

                                         =========           =======



Net earnings (loss) per share              $ (7.25)           $(2.41)
                                         =========           =======





Fully Diluted Loss Per Share (1)

Net loss                                  $(82,785)      $(27,556)

                                         =========        ========



Weighted average number of
 shares outstanding                         11,411         11,422

Incremental shares for assumed
 exercise of stock options                       -              -

                                         ---------       --------

Total common shares and common
 share equivalents                          11,411         11,422

                                         =========       ========





Fully diluted net loss per share           $ (7.25)       $(2.41)

                                         =========       ========





(1) The information in this exhibit is provided in accordance with

    Item 601 of Regulation S-K, although such information is  not required by Paragraph 14 of Accounting Principles Board
Opinion

    No. 15.

                                BRADLEES, INC.
EXHIBIT 11

                              AND SUBSIDIARIES
Page 2 of 2

                     (Operating as Debtor-in-Possession)



                 COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                (Amounts in thousands except per share amounts)





                                       26 Weeks Ended    26 Weeks Ended
                                       August 3, 1996     July 29, 1995
                                       --------------    --------------

Primary Loss Per Share
- ----------------------

Net loss                                 $(136,531)         $(59,955)
                                         =========           ========



Weighted average number of
 shares outstanding                         11,413            11,414

Incremental shares for assumed
 exercise of stock options                       -               -

                                         ---------           --------

Total common shares and common
 share equivalent                           11,413            11,414

                                         =========           ========



Net earnings (loss) per share              $(11.96)           $(5.25)

                                         =========            =======





Fully Diluted Loss Per Share (1)

Net loss                                 $(136,531)          $(59,955)
                                         =========           ========



Weighted average number of
 shares outstanding                         11,413             11,414

Incremental shares for assumed
 exercise of stock options                       -                 -

                                         ---------            --------

Total common shares and common
 share equivalents                          11,413             11,414

                                         =========            ========





Fully diluted net loss per share           $(11.96)       $(5.25)

                                         =========       ========









(1) The information in this exhibit is provided in accordance with
    Item 601 of Regulation S-K, although such information is not required by Paragraph 14 of Accounting Principles Board
Opinion
    No. 15.

EXHIBIT 15



Deloitte &

  Touche LLP

- ------------
- -------------------------------------------------

                     125 Summer Street        Telephone:
(617)261-8000

                     Boston, MA 02110-1617
Facsimile:(617)261-8111















September 13, 1996







Bradlees, Inc.

One Bradlees Circle

Braintree, MA 02184



We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Bradlees, Inc.
and subsidiaries, Debtor-in-Possession, for the 26-week and 13-week periods ended August 3, 1996 and July 29, 1995 as indicated in our report dated August 28, 1996 (September 13, 1996 with respect to paragraphs 3 and 4 of Note 4)(which included explanatory paragraphs relating to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code,
(b) certain conditions which raise substantial doubt about the Company's ability to continue as a going concern, and (c) the change in the Company's quarterly reporting period to a thirteen-week format); because we did not perform an audit, we expressed no opinion on that information.



We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended August 3, 1996, is incorporated by reference in Registration Statement Nos. 33-64850, 33-64858, 33-80896,
33-86954, 33-86956 and 33-92178.



We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



/s/ Deloitte & Touche LLP

- -------------------------











- ------------------

Deloitte Touche

Tohmatsu

International

- ------------------