Form 10-Q
period 1996-11-02
BRADLEES INC
filed 1996-12-17
CIK 887356

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549



                            Form 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934



        For the quarterly period ended November 2, 1996



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

Yes   X     No

   ------     ------

Number of shares of the issuer's common stock outstanding as of December 1, 1996: 11,404,620 shares.





                    Exhibit Index on Page 22

                 Page 1 of 26 (Including Exhibits)







INDEPENDENT ACCOUNTANTS' REPORT





To the Board of Directors and Stockholders of

           Bradlees, Inc., Debtor-in-Possession:



We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of November 2, 1996 and October 28, 1995, and the related condensed consolidated statements of operations, and cash flows for the thirty-nine week periods ended November 2, 1996 and October 28, 1995 and the condensed statements of operations for the thirteen-week periods ended November 2, 1996 and October 28, 1995. These financial statements are the responsibility of the Company's management.



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



The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements (and Note 1 to the annual financial statements for the year ended February 3, 1996 (not presented herein)), certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the respective financial statements.



We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of February 3, 1996, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended (not presented herein); and, in our report dated March 25, 1996, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, (b) the Company's 1995 loss from operations and stockholders' deficiency which raise substantial doubt about the Company's ability to continue as a going concern, and (c) the adoption of Statements of Financial Accounting Standards ("SFAS") No. 112, effective January 30, 1994; and effective January 31, 1993, the adoption of SFAS No. 106, and changes in the methods of discounting workers' compensation and general liability claims and of calculating retail price indices used in valuing LIFO inventories. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.







DELOITTE & TOUCHE LLP



Boston, Massachusetts

November 19, 1996

                         BRADLEES, INC.

                        AND SUBSIDIARIES

             (Operating as Debtor-in-Possession)



               PART I - FINANCIAL INFORMATION



   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

       (Dollars in thousands except per share amounts)




                                         13 Weeks Ended

                                        --------------


                                  Nov. 2, 1996     Oct. 28, 1995

                                  -------------    -------------

Total sales                          $420,319          $418,656

Leased department sales                15,863            14,529

                                     ---------          --------

Net sales                             404,456           404,127

Cost of goods sold                    291,396           288,417

                                     ---------          --------

Gross margin                          113,060           115,710

Leased department and other

  operating income                      3,475             3,459

                                     ---------          --------

                                      116,535           119,169

Selling, store operating,

   administrative and

   distribution expenses              120,741           141,694

Depreciation and amortization expense  10,595            12,781

Gain on disposition of property        (1,689)                -

Interest and debt expense               1,878             2,655

Reorganization items                    8,083            13,066

                                     ---------          --------



Loss before income taxes              (23,073)          (51,027)

Income tax benefit                          -            12,435



Net loss                            $ (23,073)        $ (38,592)

                                      ========          ========



Net loss per share                  $   (2.02)        $   (3.38)

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

                          AND SUBSIDIARIES

                (Operating as Debtor-in-Possession)



    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

         (Dollars in thousands except per share amounts)



                                          39 Weeks Ended

                                         ---------------

                                  Nov. 2, 1996      Oct. 28, 1995

                                   ------------     -------------

Total sales                         $1,156,405        $1,248,532

Leased department sales                 44,668            43,367

                                   ------------     -------------

Net sales                            1,111,737         1,205,165

Cost of goods sold                     794,767           865,488

Gross margin                           316,970           339,677

Leased department and other

  operating income                       9,908            10,529

                                   ------------     -------------

                                       326,878           350,206

Selling, store operating,

  administrative and distribution

   expenses                            392,715           419,696

Depreciation and amortization

   expense                              32,071            39,212

Gain on disposition of property         (1,689)                -

Interest and debt expense                6,837            19,577

Reorganization items                    56,549            21,035

                                   ------------     -------------



Loss before income taxes              (159,605)         (149,314)

Income tax benefit                           -            50,767

                                   ------------     -------------

Net loss                             $(159,605)         $(98,547)

                                     ==========         =========



Net loss per share                    $ (13.99)         $ ( 8.63)

                                     ==========         =========



See accompanying notes to condensed consolidated financial statements.

                           BRADLEES, INC.

                         AND SUBSIDIARIES

              (Operating as Debtor-in-Possession)



         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (Dollars in thousands)



                                Nov. 2,     Feb. 3,     Oct. 28,

                                 1996        1996         1995

                               --------    --------     ---------

ASSETS



Current assets:

 Unrestricted cash and cash

  equivalents                  $     -     $ 63,012      $ 65,947

 Restricted cash and cash

    equivalents                  9,030        1,194         1,083

                               --------    ---------     --------

Total cash and cash equivalents  9,030       64,206        67,030



 Accounts receivable            17,562       10,536        16,296

 Refundable income taxes             -       24,576             -

 Inventories                   339,178      282,270       413,236

 Prepaid expenses               10,458       10,008        10,915

 Deferred income taxes               -            -        27,733

  Assets held for sale           8,954        8,954             -

                               --------    ---------     --------

   Total current assets        385,182      400,550       535,210

                               --------    ---------     --------



Property, plant and equipment,

    net:

 Property excluding capital

  leases, net                  147,987      170,247       210,859

  Property under capital

   leases, net                  28,232       37,249        58,946

                               --------    ---------     --------

   Total property, plant and

   equipment, net              176,219      207,496       269,805

                               --------    ---------     --------



Other assets:

 Lease interests at fair value

  and lease acquisition costs,

    net                         180,161     186,626       240,187

  Assets held for sale           10,153           -             -

  Other, net                      3,714       3,990         1,556

                               --------    ---------     --------

   Total other asset            194,028     190,616       241,743

                               --------    ---------   ----------

Total assets                   $755,429     $798,662   $1,046,758

                               =========    =========  ==========





                               (Continued)

                         BRADLEES, INC.

                        AND SUBSIDIARIES

             (Operating as Debtor-in-Possession)



       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    (Dollars in thousands)



                                Nov. 2,     Feb. 3,     Oct. 28,

                                 1996        1996         1995

                               --------    --------     ---------

LIABILITIES AND

 STOCKHOLDERS' EQUITY



Current liabilities:

Accounts payable              $218,565     $148,870      $266,094

 Accrued expenses               64,661       63,735        55,303

 Short-term debt                24,000            -             -

 Current portion of capital

   lease obligations             2,110        2,602         5,019

                               --------    ---------     --------

   Total current liabilities   309,336      215,207       326,416

                               --------    ---------     --------



Long-term liabilities:

 Obligations under capital

  leases                        47,534       53,396       40,695

 Deferred income taxes           8,581        8,581       65,504

 Other long-term liabilities    24,673       26,723       28,573

                               --------    ---------     --------

   Total long-term liabilities  80,788       88,700      134,772

                               --------    ---------     --------



Liabilities subject to

   settlement under the

   reorganization case         569,581      539,765      521,845



Stockholders' equity

 (deficiency):

Common stock-11,404,620 shares

 outstanding (11,416,656 at

  2/3/96, 11,417,524 at

    10/28/95)

  Par value                        115          115          115

  Additional paid-in capital   137,951      137,951      137,954

Unearned compensation             (316)        (793)        (945)

Accumulated deficit           (341,371)    (181,766)     (72,899)

Treasury stock, at cost           (655)        (517)        (500)

                               --------    ---------     --------



  Total stockholders' equity

   (deficiency)                (204,276)    (45,010)      63,725

                               ---------   ---------   ----------

 Total liabilities and

    stockholders' equity

   (deficiency)                $755,429    $798,662    $1,046,758

                              ===========  =========   ==========



See accompanying notes to condensed consolidated financial
statements.
                                 7


                          BRADLEES, INC.

                         AND SUBSIDIARIES

               (Operating as Debtor-in-Possession)



   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       (Dollars in thousands)

                             39 Weeks Ended

                                Nov. 2, 1996       Oct. 28, 1995

                                -------------      --------------

Cash flows from operating

  activities:

  Net loss                         $ (159,605)         $ (98,547)

  Adjustments to reconcile net

   loss to cash provided (used)

   by operating activities:

    Depreciation and amortization

     expense                            32,071            39,212

    Amortization of deferred

     financing costs                     1,574               867

    Deferred income taxes                   -            (50,767)

    Reorganization items                56,549            21,035

    Changes in working capital, net     30,875           109,648

                                     ----------        ----------

  Net cash provided (used) by

   operating activities before

   reorganization items                (38,536)           21,448

                                     ----------        ----------

  Reorganization items:

   Interest income received              1,260             1,578

   Chapter 11 professional fees paid    (8,535)             (309)

   Other reorganization expenses paid   (9,030)           (2,960)

                                     ----------        ----------

  Net cash used by reorganization

    items                              (16,305)           (1,691)

                                     ----------        ----------

Net cash provided (used) by operating

    activities                         (54,841)           19,757

Cash flows from investing activities:

  Capital expenditures, net            (18,625)          (15,023)

  Lease acquisition costs                    -               (64)

  Increase in restricted cash and

     cash equivalents                   (7,836)           (1,083)

                                     ----------        ----------

   Net cash used in investing

    activities                         (26,461)          (16,170)

                                     ----------        ----------

Cash flows from financing activities:

  Payments of liabilities subject

     to settlement                      (3,180)          (10,564)

  Deferred financing costs                (571)           (2,364)

  Net borrowings under pre-petition

    revolver                                 -            72,500

  Net borrowings under the DIP

    facility                            24,000                 -

  Principal payments on capital lease

    obligations                         (1,959)           (5,794)

  Other common stock activity, net           -               145

  Dividends paid                             -            (1,711)

                                     ----------        ----------

    Net cash provided by financing

     activities                         18,290            52,212

                                     ----------        ----------

Net increase (decrease) in

 unrestricted cash and cash

  equivalents                          (63,012)           55,799

Unrestricted cash and cash

  equivalents:

   Beginning of period                  63,012            10,148

                                     ----------        ----------



End of period                        $       -         $  65,947

                                    ===========        ==========

Supplemental disclosure of

   cash flow information:

   Cash paid for interest and

     certain debt fees              $   1,511         $   14,012

   Cash  paid (received) for

    income taxes                    $ (24,998)        $       98

Supplemental schedule of noncash

  investing and financial

  activities:

    Capital lease obligations

     incurred                        $      -         $    5,669



See accompanying notes to condensed consolidated financial statements.




                            8


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



     With respect to the unaudited condensed consolidated financial statements for the 13 weeks (third quarter) and 39 weeks (year-to-date) ended November 2, 1996 and October 28, 1995, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.



     These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended February 3, 1996 ("fiscal 1995"). Due to the seasonal nature of the Company's business, operating results for the third quarter and year-to-date are not necessarily indicative of results that may be expected for the fiscal year ending February 1, 1997 ("fiscal 1996"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").



     As reflected in the condensed consolidated financial statements, the Company incurred a year-to-date net loss of $159.6 million in fiscal 1996 and, as reflected in its Form 10-K, a significant net loss in fiscal 1995. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to maintain compliance with debt covenants under the DIP Facility (Note 4), achievement of profitable operations, and the resolution of the uncertainties of the reorganization case discussed in Note 2.



     The Company is taking the following steps in an effort to accomplish its goals: (a) focusing on providing value to its customers as a function of fashion, quality and price rather than price alone; (b) emphasizing quality and fashion as a means of differentiating itself from its closest competition;
(c) rebuilding its reputation for fashion leadership in apparel;
(d) expanding private label programs; (e) reducing operating expenses by evaluating all aspects of the Company's current expense structure; (f) implementing new promotional programs; and (g) evaluating each store's profitability and relocating or
closing stores whose performance is inadequate.    In fiscal
1996 and 1995, the Company made changes in its merchandise assortment and presentation in connection with these steps and performed certain department resets in its stores. In addition, during fiscal 1996, the Company has reorganized its store management structure, closed 27 unprofitable stores, and implemented an expense reduction program in the third quarter.

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



     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $49.0 million was recorded through November 2, 1996 for rejected leases and anticipated claims for certain closed store leases that were expected to be rejected. This provision may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected. The Company believes that it has recorded its best estimate of the provision for rejected leases based on information currently available.
If the other closed store leases, which are currently being marketed for sale or assignment, are rejected, an additional provision of up to approximately $8 million would be necessary.



     The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below. Deferred financing costs of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Revolver") and subordinated debt (the "2002 and 2003 Notes") have been netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $5.5 million of adequate protection payments have been applied to reduce the Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition Revolver bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court. All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.



Liabilities Subject to Settlement Under              (000's)

       the Reorganization Case                 November 2, 1996

-------------------------------------------    ----------------

    Accounts payable                                $167,809

    Accrued expenses                                  25,499

    Revolver                                          75,605

    2002 Notes                                       122,274

    2003 Notes                                        97,957

    Financing obligation                              17,951

    Obligations under capital leases                  13,515

    Provision for rejected leases                     48,971

                                                    --------

                                                    $569,581

                                                    ========

3.  Restricted Cash and Cash Equivalents



     The Company received a federal income tax refund of $24.5 million in April, 1996, $6.0 million of which, along with earned interest, is being held in escrow pending further order of the
Bankruptcy Court.   In addition, other funds have been
restricted for security deposits for utility expenses ($1.2 million) incurred after the Filing and for forfeited deposits ($1.7 million) received in the third quarter on a planned sale of an owned undeveloped property that was not consummated.



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



     Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code; if, however, the debt is collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable. On June 25, 1996, the Bankruptcy Court approved an agreement between the Company and BTM Capital Corporation ("BTM") that fixed the secured claim of BTM in the initial amount of $2.25 million, subject to reduction for adequate protection payments also approved by the Bankruptcy Court. No other determination has yet been made regarding the value of the property interests which collateralize various debts. Although interest may be paid pursuant to an order of the Bankruptcy Court, it is uncertain whether any post-petition interest will be payable or paid. The Company believes at this time that it is unlikely that such interest will be paid. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $8.1 and $24.3 million for the fiscal 1996 third quarter and year-to-date, respectively, and approximately $5.7 and $11.3 million, respectively, for the fiscal 1995 third quarter and year-to-date subsequent to the Filing.



     The Company has a Debtor-in-Possession Revolving Credit and
Guaranty Agreement (the "DIP Facility") in the aggregate amount of $200 million with Chase Manhattan Bank, as Agent, and Societe

Generale, as co-Agent, under which the Company is allowed to borrow or obtain letters of credit (in an aggregate amount of $125 million) for general corporate purposes, working capital and inventory purchases. Short-term borrowings under the DIP Facility were $24.0 million on November 2, 1996. The average effective interest rate for this year's third quarter under the DIP Facility was 7.5%. Trade and standby letters of credit outstanding under the DIP Facility at November 2, 1996 were $7.3 and $32.9 million, respectively, and $20.3 and $16.0 million, respectively, at October 28, 1995. In addition, as of October 28, 1995, trade and standby letters of credit under the Revolver were $1.0 and $20.6 million, respectively.



     At the Company's option, the Company may borrow under the DIP Facility at the Alternate Base Rate (as defined) plus .25% or at the Adjusted LIBO Rate (as defined) plus 1.5%. The maximum borrowing, up to $200 million, is limited to 60% of the Eligible Book Value of Inventory (as defined). Although there is no compensating balance, the Company is required to pay a commitment fee of .5% per annum of the unused portion of the DIP Facility.

  The DIP Facility contains restrictive covenants including, among other things, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and inventory levels, and a prohibition on paying dividends. Certain of the covenants were amended in March and September, 1996. As of November 2, 1996, the Company is in compliance with the DIP Facility covenants.



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



6. Reorganization Items



    The Company provided for or incurred the following expense and income items during the thirteen and thirty-nine weeks ended November 2, 1996 and for the corresponding periods of the prior year, directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations:





                                         (000's)

                          13 Weeks  13 Weeks  39 Weeks  39 Weeks

                           Ended      Ended    Ended      Ended

                          11/2/96   10/28/95   11/2/96  10/28/95

                          --------  ---------  -------- --------

Professional fees         $3,000     $2,950    $5,500    $8,200

Interest income             (269)    (1,337)   (1,260)   (1,578)

Provision for rejected

   leases                      -      6,579    30,000     6,579

Asset write-downs              -      2,178    10,232     2,178

Change in estimate for

inventory impairment           -          -    (1,000)        -

Reserve for occupancy and

  other store closing costs    -          -     3,560         -

Termination benefits       5,352          -     9,517         -

Chapter 11 customer

    discounts                  -          -         -      2,960

Provision for retention

   bonuses                     -      2,696         -      2,696

                          ------    --------  -------    --------

                          $8,083    $13,066   $56,549    $21,035

                          =======   ========  ========    ======



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

     Provision for rejected leases and asset write-downs: In July, 1996, the Company approved a restructuring plan to close 14 additional stores (the "Fall 1996 Closed Stores") in the third quarter of fiscal 1996. In connection with this plan, the Company recorded a provision of $30 million of claim estimates in the second quarter for the expected rejection of 10 of the closed store leases, 6 of which have now been rejected. If all of the 13 closed store leases (one of the Fall 1996 Closed Stores is owned) are rejected, the provision would increase by approximately $8 million. All closed store leases not yet rejected are being marketed for sale or assignment.



     In addition, the Company wrote down closing store net assets of $6.3 million in July, 1996, including capital lease assets and the associated obligations and a write-down of the land and building at the Company's Providence, RI store to the estimated net realizable value. The net realizable value of this property has been classified as a long-term asset held for sale. In April, 1996, the Company decided not to open a previously planned new store. As a result of this decision, the carrying value of the associated property exceeded the estimated net realizable value and a charge of $3.9 million was recorded in the first quarter of fiscal 1996. The net realizable value of this property was also classified as a long-term asset held for sale.



     During the quarter ended October 28, 1995, the Company rejected certain leases, including the leases for two stores that had been planned to open in fiscal 1995. In connection with the lease rejections, the Company recorded an estimated liability of $6.6 million and related asset writeoffs of $2.2 million, primarily for leasehold improvements.



     Reserve for inventory impairment: The change in the reserve for inventory impairment (originally accrued in fiscal
1995) was recorded in the first quarter of fiscal 1996 due to a revised (lower) estimate of the incremental markdowns required to liquidate the inventory at 13 closed stores (the "Spring 1996 Closed Stores"). An additional reserve for inventory impairment of $5.9 million was recorded and charged to cost of goods sold at August 3, 1996, for the Company's best estimate of the incremental markdowns required to liquidate the inventory at the Fall 1996 Closed Stores, in accordance with the retail inventory method. The fiscal 1995 reserve for inventory impairment was classified as a restructuring charge; however the reserve established for the Fall 1996 Closed Stores was charged to cost of sales as a result of an SEC staff announcement at the July 18, 1996 meeting of the Emerging Issues Task Force. At that meeting, the staff announced that they believe inventory markdowns attributable to a restructuring or exit plan should be classified in the income statement as a component of cost of sales. The "going out of business" (GOB) sales at the Fall 1996 Closed Stores commenced in August, 1996 and were completed in October, 1996. The Company realized approximately $30 million in cash for the inventory after payment of direct GOB expenses (excluding occupancy, severance pay and certain other indirect costs), as compared to approximately $21 million realized from the Spring 1996 Closed Stores' GOB sales.



     Store closing costs: The Company established reserves totaling $3.6 million at August 3, 1996 for occupancy and other closing costs, $.6 million of which were paid in the third quarter.



     Termination benefits: Termination benefits of $5.4 million for the third quarter included $1.2 million of estimated severance (the majority of which was paid in the third quarter) for approximately 738 store positions eliminated as a result of the Fall 1996 Closed Stores and $4.2 million of estimated severance and benefits, including $1.7 million paid year-to-date, respectively, for 63 corporate office positions eliminated.

The year-to-date provision for termination benefits of $9.5 million also includes $3.0 million for 287 store, district and regional positions eliminated as a result of the February, 1996 store management reorganization and $1.1 million for approximately 660 store positions eliminated as a result of the Spring 1996 Closed Stores. A significant portion of these amounts were paid in the first half of fiscal 1996.



     Chapter 11 customer discounts: The "Chapter 11 customer discounts" recorded in fiscal 1995 represented a special 5% discount that was provided to customers during a two-week period following the Filing to retain customer loyalty and to compensate customers for the inconvenience of unavailable merchandise.



     Provision for retention bonuses: During October, 1995, the Bankruptcy Court approved the Company's Retention Bonus Plan (the "Plan") that provided for, among other things, management bonuses for continued employment during the first fiscal year of Chapter 11 reorganization. Thereafter, the Plan provides incentives and rewards for performance that meets or exceeds established levels, as well as for continued employment. The fiscal 1995 year-to-date provision of $2.7 million represented the Chapter 11-related portion of the bonuses earned under the Plan following the Filing and earned under assumed and amended executive contracts also approved by the Bankruptcy Court. In fiscal 1996, earned bonuses under the Plan are being charged to selling, store operating, administrative and distribution expenses.



     Closed store results: Net sales and operating losses (losses exclusive of any home office expense allocation and prior to interest expense, income taxes and reorganization items) from the closed stores for this year's interim periods presented were (in 000's):



                         Fall 1996                Spring 1996

                      Closed Stores               Closed Stores

                   -------------------------      --------------

                   13 Weeks       39 Weeks           39 Weeks

                     Ended         Ended               Ended

                 Nov. 2, 1996   Nov. 2, 1996        Nov. 2, 1996

                 ------------   ------------        -------------

Net sales         $39,759         $103,095             $32,821

Operating income

   (loss)             410(a)       (18,548)             (5,778)



     (a) Includes a positive adjustment of $7.1 million associated with utilization of markdown reserves established in prior periods for the GOB sales.



    Historical net sales and operating results for fiscal 1995 and 1994 for the Fall 1996 Closed Stores and the Spring 1996 Closed Stores were reported in the Company's Form 10-Q for the quarter ended August 3, 1996 and Form 10-K for fiscal 1995, respectively.



7.  Change in Accounting Estimate



     The Company is primarily self-insured for workers' compensation and general liability costs. An actuarial study of the self-insurance reserves was completed in October, 1996, using a discount rate of 6.0% compared to 5.3% at February 3, 1996. As a result of the study, the reserves were reduced by $5.0 million with corresponding reductions of $4.3 and $.7 million in SG&A expenses (selling, store operating, administrative and distribution expenses) and interest expense, respectively, in the third quarter.



8.  Statement of  Financial Accounting Standards No. 123



    In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", effective for fiscal 1996. SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock option and other equity instruments issued to employees. The Company did not adopt the fair-value provisions of SFAS 123 and will continue accounting for its stock-based transactions in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The pro forma disclosures required by SFAS No. 123 will be presented, if material, in the notes to the Company's fiscal 1996 annual financial statements.

                          BRADLEES, INC.

                        AND SUBSIDIARIES

               (Operating as Debtor-in-Possession)



            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

---------------------

Results of operations, summarized in millions of dollars and expressed as a percentage of net sales, were as follows for the 13 weeks and 39 weeks ended November 2, 1996 ("Third Quarter 1996" and "Year to Date 1996", respectively) and for the 13 weeks and 39 weeks ended October 28, 1995 ("Third Quarter 1995" and "Year-to-Date 1995", respectively):




                            13 Weeks Ended      39 Weeks Ended

                           -----------------   ------------------

                          11/2/96  10/28/95    11/02/96  10/28/95

                          -------- --------    --------  --------

Dollars in millions except

 per share amounts)

Total sales              $ 420.3     418.6     $1,156.4  $1,248.5

Leased department sales     15.8      14.5         44.7      43.3

                          --------   --------  --------  --------

Net sales                  404.5     404.1   1,111.7      1,205.2

Cost of goods sold         291.4     288.4     794.7        865.5

                         --------   -------- --------     --------

Gross margin               113.1     115.7     317.0        339.7

Leased department and other

  operating income           3.4       3.5       9.9         10.5

                        --------    --------   --------  --------

                           116.5     119.2     326.9        350.2

Selling, store operating,

  administrative and

  distribution expenses    120.7      141.7       392.7    419.7

Depreciation and

  amortization expense      10.6       12.8        32.1     39.2

Gain on disposition of

   property                 (1.7)         -        (1.7)       -

Interest and debt expense    1.9        2.7         6.8     19.6

Reorganization items         8.1       13.0        56.6     21.0

                         --------   --------   --------  --------

Loss before income taxes   (23.1)     (51.0)     (159.6)  (149.3)

Income tax benefit             -       12.4           -     50.8

                         --------   --------   --------  --------

Net loss                  $(23.1)    $(38.6)    $(159.6)  $(98.5)

                         ========   =========   ======== ========

Net loss per share        $(2.02)   $ (3.38)    $(13.99)  $(8.63)

                         ========   =========   ======== ========

Total sales increase

(decrease):

   All stores               0.4%       (10.1)%    (7.4)%   (2.9)%

Comparable stores           5.0%       (17.2)%    (5.5)%  (11.8)%



Number of stores in

operation at end of period  110          136        110      136

                          BRADLEES, INC.

                         AND SUBSIDIARIES

                 (Operating as Debtor-in-Possession)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations (Cont.)




                             13 Weeks Ended       39 Weeks Ended

                         -------------------  -------------------

                         11/2/96    10/28/95   11/02/96  10/28/95

                         --------   --------   --------  --------

As a percentage of net sales,

  results were as follows:



Net sales                 100.0%     100.0%       100.0%   100.0%

Cost of goods sold         72.0       71.4         71.5     71.8

                        --------   --------    --------  --------

Gross margin               28.0       28.6         28.5     28.2

Leased department and other

   operating income         0.8        0.9          0.9      0.9

                        --------   --------     -------- --------

                           28.8       29.5         29.4     29.1



Selling, store operating,

 administrative and

  distribution expenses    29.8       35.1         35.3     34.8

Depreciation and

amortization                2.6        3.1          2.9      3.3

Gain on disposition of

property                   (0.4)         -         (0.2)       -

Interest and debt expense   0.5        0.7          0.6      1.6

Reorganization items        2.0        3.2          5.2      1.8

                         --------   --------     --------  ------



Loss before income taxes   (5.7)     (12.6)       (14.4)   (12.4)

Income tax benefit            -        3.1            -      4.2

                         --------  --------     -------- --------

Net loss                   (5.7)%     (9.5)%      (14.4)%   (8.2)%

                         ========   ========    ========  =======

    The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.



    Total sales for Third Quarter 1996 increased $1.7 million or .4% from Third Quarter 1995 due primarily to a 5.0% increase in comparable store sales (including leased department sales) offset by the sales loss from 13 stores closed during this year prior to the third quarter (1 store closed in February and 12 stores closed in June). Fourteen additional stores closed in October, 1996, with no significant impact on Third Quarter 1996 sales compared to Third Quarter 1995. The increase in comparable store sales was due primarily to an increase in promotional activity and last year's merchandise disruptions that followed the Chapter 11 filing. Comparable store sales for the fiscal month of November, 1996 (the four weeks ended November 30, 1996) were flat compared to November, 1995 and below planned levels.



    Total sales for Year-to-Date 1996 declined $92.1 million or 7.4% from Year-to-Date 1995 due primarily to a 5.5% decrease in comparable store sales and the 13 closed stores. The major causes for the year-to-date decline in comparable store sales were the difficulties in promptly offsetting the sales loss from discontinued merchandise categories and the weak retail market during the first half of this year, particularly in apparel. As part of new merchandising and marketing strategies, the Company has emphasized lower-volume, higher-margin products in its merchandise mix and in its advertising, with less emphasis on higher-volume, lower-margin commodity products. The Company is taking these steps as part of its plan (summarized in Note 1 to the financial statements) to improve the Company's performance.



    Gross margin declined $2.6 million or .6% as a percentage of net sales in Third Quarter 1996 from Third Quarter 1995, due primarily to higher markdowns associated with increased promotional activity, partially offset by an increase in the overall initial markup. The increase in markup is a function of the move toward higher-quality, higher-margin merchandise.



    Gross margin for Year-to-Date 1996 declined $22.7 million but increased .3% as a percentage of net sales from Year-to-Date 1995. The gross margin dollar decline was due to the impact of lower year-to-date sales and a $5.9 million markdown provision recorded in the second quarter for the 14 stores closed in October, partially offset by the favorable impact from the higher year-to-date gross margin rate. The year-to-date gross margin rate increase was due primarily to a higher overall initial markup, partially offset by a higher markdown rate and the $5.9 million markdown provision.



    Leased department and other operating income remained approximately the same in Third Quarter 1996 compared to Third Quarter 1995 due to a 14.3% increase in comparable store shoe sales offset by the impact from the closed stores and the absence of layaway income (included in other operating income) resulting from the Third Quarter 1995 discontinuance of the layaway program. Year-to-Date 1996 leased department and other operating income declined $.6 million but remained the same as a percentage of net sales compared to Year-to-Date 1995. The year-to-date dollar decline was due primarily to the closed stores and discontinuance of the layaway program, while the percentage of net sales remained the same due primarily to a 6.4% increase in Year-to-Date 1996 comparable store shoe sales.

    Selling, store operating, administrative and distribution ("SG&A") expenses declined $21.0 million and 5.3% as a percentage of net sales in Third Quarter 1996 compared to Third Quarter 1995. The decline in SG&A expenses was due primarily to: (a) the closed stores, (b) store labor expense reductions resulting from the store management reorganization initiated in February, 1996, (c) expense reductions begun last year in store operations, logistics, asset protection, and certain home office functions, (d) a $4.3 million credit in October, 1996 for a reduction in the Company's workers' compensation and general liability reserves, and (e) various other decreases in SG&A expenses associated with an expense reduction program implemented in Third Quarter 1996. These SG&A reductions were partially offset by higher advertising expenses and expenses associated with additions and expansion of certain home office functions (e.g. planning and allocation and store design and visual presentation). The reduction in the self-insurance reserves for workers' compensation and general liability claims was recorded as a result of the findings of an actuarial analysis completed in October, 1996 (Note 7).



    Year-to-Date 1996 SG&A expenses declined $27.0 million but increased .5% as a percentage of net sales from Year-to-Date 1995. The year-to-date SG&A dollar decline was due primarily to the Third Quarter 1996 SG&A decline discussed above, as well as the expense reduction initiatives in effect for the first half of this year. The year-to-date SG&A increase as a percentage of net sales was due to the lower sales base. The Company is planning further SG&A expense reductions for next year in an attempt to lower the SG&A rate to a more effective and competitive level.



    Depreciation and amortization expense decreased $2.2 and $7.1 million or .5% and .4% as a percentage of net sales in Third Quarter and Year-to-Date 1996, respectively, compared to Third Quarter and Year-to-Date 1995, due primarily to the fiscal 1995 adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the associated reduction of $99.4 million in the depreciable and amortizable bases of certain long-lived assets as of February 3, 1996.



    The Company recognized a $1.7 million gain in Third Quarter 1996 relating to forfeited deposits received on a planned sale of undeveloped property in Westbury, NY, that was not consummated because the prospective buyer could not obtain the necessary financing. This property continues to be included in assets held for sale (current portion) and the funds received are included in restricted cash.



    Interest and debt expense declined $.8 and $12.8 million or .2% and 1.0% as a percentage of net sales in Third Quarter and
Year-to-Date 1996, respectively, compared to Third Quarter and Year-to-Date 1995. The Third Quarter 1996 decline in interest and debt expense was due primarily to a $.7 million credit resulting from a change in the rate to 6.0%, from 5.3%, used to discount the self-insurance reserves (Note 7) in October, 1996. The year-to-date decline was due to the discontinuance of accruing interest on substantially all pre-petition debt after the Chapter 11 filing. Interest and debt expense in Year-to-Date 1995 included interest costs prior to the filing on the borrowings under the Company's pre-petition revolver and certain other debt now classified as liabilities subject to settlement.



    Reorganization items of $8.1 and $56.6 million incurred for Third Quarter and Year-to-Date 1996, respectively, and $13.0 and
$21.0 million for Third Quarter and Year-to-Date 1995, respectively, relate to the Chapter 11 proceedings and related restructuring and are discussed in Note 6.



    The Company did not record an income tax provision in Third Quarter and Year-to-Date 1996 due to the current expectation of no income tax expense or benefit for fiscal 1996. The Company recorded income tax benefits of $12.4 and $50.8 million in Third Quarter and Year-to-Date 1995, respectively.

Liquidity and Capital Resources



    The Company had outstanding borrowings of $24 million at November 2, 1996, exclusive of the issuance of letters of credit, under the Company's DIP Facility (Note 4). Such borrowings peaked at $34 million and averaged $6.5 million during Third Quarter 1996. The Company currently expects direct borrowings under its DIP Facility to peak at approximately $33 million during the fourth quarter and be paid off by Christmas. There were no direct borrowings under the DIP Facility prior to Third Quarter 1996.



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



    In Year-to-Date 1996, cash flows used by operations before reorganization items was $38.5 million, compared to $21.4 million of cash provided by operations before reorganization items in Year-to-Date 1995. Net cash used by reorganization items (Note 6) in Year-to-Date 1996 was primarily the result of professional fees and termination benefits. Components of restricted cash are discussed in Note 3. The net cash used of $38.5 million prior to reorganization items in Year-to-Date 1996 was primarily the result of the operating loss incurred, partially offset by a federal income tax refund of $24.5 million received in April, 1996 and the proceeds from going-out-of business sales at 27 closed stores. The income tax refund is included in "changes in working capital, net" in the consolidated statement of cash flows. The Year-to-Date 1995 net cash provided of $21.4 million prior to reorganization items was due to the non-payment of virtually all pre-petition liabilities, partially offset by the operating loss incurred.



    Inventories at November 2, 1996, declined $74.1 million from October 28, 1995, due primarily to the closed stores, but increased $56.9 million from February 3, 1996, due to a normal seasonal build-up, partially offset by the impact of the closed stores. Accounts payable, exclusive of amounts subject to settlement, at November 2, 1996, declined $47.5 million from October 28, 1995, due primarily to the closed stores, but increased $69.7 million from February 3, 1996 due to the associated normal seasonal build-up of inventories, partially offset by the impact of the closed stores.



    Accounts receivable at November 2, 1996, increased $7.0 and $1.3 million from February 3, 1996 and October 28, 1995, respectively, due primarily to higher credit card receivables resulting from a November 1, 1996 one-day sale, partially offset by the impact of the closed stores. Accrued expenses at November 2, 1996, were $.9 and $9.4 million higher than at February 3, 1996 and October 28, 1995, respectively, due primarily to certain reserves established for the store closings and termination benefits (Note 6), partially offset since February 3, 1996 by lower self-insurance reserves.

    The assets held for sale (current portion) are comprised of three properties, including one owned undeveloped property and two closed store leases currently expected to be sold within a year. The long-term assets held for sale are comprised of one closed store site and one previously planned new store site that were financed and currently expected to take longer than a year to sell. The current estimated net realizable values for the two financed properties are less than the associated financing obligations included in liabilities subject to settlement. Any sales proceeds from those properties are expected to be utilized to reduce the obligations.



    The Company incurred capital expenditures of $18.6 million in Year-to-Date 1996, primarily for systems improvements and merchandise fixtures, compared to $15.0 million in Year-to-Date 1995. For all of fiscal 1996, the Company expects total capital expenditures to be approximately $30 million, primarily for management information systems, merchandise fixtures, and various store improvements. The Company currently expects to finance these expenditures through internally-generated funds.



    The Company believes that the availability of its DIP Facility, together with the Company's available cash and expected cash flows from fourth quarter operations and beyond, will enable Bradlees to fund its expected needs for working capital, capital expenditures and debt service requirements during the Chapter 11 proceedings. Achievement of expected cash flows from operations is dependent upon the Company's attainment of operating results that are reasonably consistent with its financial plans. As previously mentioned , November's sales were below planned levels. The Company's year-to-date operating results were also below plan. The Company is in the process of making adjustments to its business plans, including further reductions in SG&A expenses discussed above under "Results of Operations", to generate the necessary cash flows to fund its expected future needs.

BRADLEES, INC.

AND SUBSIDIARIES



PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K



(a)  Index to Exhibits





Exhibit No.                  Exhibit                     Page No.



    11     Computation of earnings per share.            24, 25



    15     Letter re:  unaudited interim financial

              information.                                   26



7(b)  Reports on Form 8-K



      The following reports on Form 8-K were filed during the

      quarterly period ended November 2, 1996:



                                    Item

   Date of Report  Date of Filing  Number      Description

   -------------- --------------- ------  -------------------



   August 9, 1996  August 9, 1996    5     Disclosure of

                                           planned closing of

                                           14 stores.



   Sept. 17, 1996  Sept. 19, 1996    5     Disclosure of second

                                           quarter fiscal 1996

                                           results compared to

                                           plan and revised

                                           financial plan for

                                           the second half of

                                           fiscal 1996.

                          BRADLEES, INC.

                        AND SUBSIDIARIES



                            SIGNATURES

                            ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 BRADLEES, INC.





Date:  December 13, 1996         By  /s/ MARK A. COHEN

                                 --------------------------------

                                 Mark A. Cohen

                                 Chairman and Chief Executive

                                  Officer







Date: December 13, 1996           By  /s/ PETER THORNER

                                  -------------------------------

                                  Peter Thorner

                                  President, Director and Chief

                                   Operating Officer







Date:  December 13, 1996         By  /s/ CORNELIUS F. MOSES III

                                 --------------------------------

                                 Cornelius F. Moses III

                                 Senior Vice President, Chief

                                 Financial Officer

                          BRADLEES, INC.          EXHIBIT 11

                         AND SUBSIDIARIES         Page 1 of 2



                (Operating as Debtor in Possession)

           COMPUTATION OF EARNINGS PER SHARE UNAUDITED)

         (Amounts in thousands except per share amounts)



                                 13 Weeks Ended    13 Weeks Ended

                                     11/2/96            10/28/95

                                  --------------   --------------

Primary Loss Per Share

----------------------

Net loss                              ($23,073)        ($38,592)

                                      =========        ==========



Weighted average number of shares

    outstanding                         11,406           11,418

Incremental shares for assumed

  exercise of stock options                  -                 -

                                      ----------       ---------

Total common shares and commmon

    share equivalents                    11,406          11,418

                                      =========        ==========



Net earnings (loss) per share            ($2.02)         ($3.38)

                                      =========        ==========

Fully Diluted Loss Per Share (1)

Net loss                              ($23,073)        ($38,592)

                                      =========        ==========



Weighted average number of shares

     outstanding                       11 ,406            11,418

Incremental shares for assumed

   exercise of stock options                 -                 -

                                      ----------       ---------

Total common shares and common share

   equivalents                          11,406            11,418

                                      =========        ==========

Fully diluted net loss per share        $(2.02)           $(3.38)





(1)The information in this exhibit is provided in accordance with

   Item 601 of Regulation S-K, although such information is not required by Paragraph 14 of Accounting Principles Board

   Opinion No. 15.

                             BRADLEES, INC.          EXHIBIT 11

                            AND SUBSIDIARIES         Page 2 of 2



                (Operating as Debtor in Possession)

           COMPUTATION OF EARNINGS PER SHARE UNAUDITED)

         (Amounts in thousands except per share amounts)



                                 39 Weeks Ended    39 Weeks Ended

                                     11/2/96          10/28/95

                                  --------------   --------------

Primary Loss Per Share

----------------------

Net Loss                              ($159,605)        ($98,547)

                                      ==========       ==========



Weighted average number of shares

  outstanding                            11,411           11,418

Incremental shares for assumed

   exercise of stock options                -                -

                                      ----------       ---------

Total common shares and common share

    equivalents                          11,411           11,418

                                      ==========       ==========



Net earnings (loss) per share           ($13.99)          ($8.63)

                                      ==========       ==========



Fully Diluted Loss Per Share (1)

---------------------------------

Net Loss                              ($159,605)        ($98,547)

                                      ==========         ========



Weighted average number of shares

  outstanding                            11,411           11,418

Incremental shares for assumed

   exercise of stock options                  -                -

                                      ----------       ---------

Total common shares and common share

    equivalents                          11,411           11,418

                                      ==========       ==========


Fully diluted
Net earnings (loss) per share           ($13.99)          ($8.63)

                                      ==========       ==========



(1) The information in this exhibit is provided in accordance with Item 601 of Regulation S-K, although such information is not required by Paragraph 14 of Accounting Principles Board
Opinion No. 15.



                                 26
                                                            Exhibit 15


Deloitte &

  Touche LLP

-----------------                   ---------------------------

 125 Summer Street                        Telephone:
(617)261-8000

 Boston, Massachusetts 02110-1617         Facsimile:
(617)261-8111







November 19, 1996







Bradlees, Inc.

One Bradlees Circle

Braintree, MA 02184



We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Bradlees, Inc. and subsidiaries, Debtor-in-Possession, for the 39-week and 13-week periods ended November 2, 1996 and October 28, 1995 as indicated in our report dated November 19, 1996 (which included explanatory paragraphs relating to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, and (b) certain conditions which raise substantial doubt about the Company's ability to continue as a going concern); because we did not perform an audit, we expressed no opinion on that information.



We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended November 2, 1996, is incorporated by reference in Registration Statement Nos. 33-64850, 33-64858, 33-80896,
33-86954, 33-86956 and 33-92178.



We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



/s/ Deloitte & Touche LLP

--------------------------







---------------------------

Deloitte Touche

Tohmatsu

International