Form 10-K
period 1997-02-01
BRADLEES INC
filed 1997-05-02
CIK 887356

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549



Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934



For the fiscal year ended                      Commission File
                                                Number 1-11134
February 1, 1997

                              BRADLEES, INC.

         (Exact name of registrant as specified in its charter)



 MASSACHUSETTS                                        04-3156108

(State or other jurisdiction of                      (I.R.S.
                                                     Employer
incorporation or organization)
                                               Identification Number)



One Bradlees Circle, Braintree, MA                    02184

(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:
(617)380-3000



Securities registered pursuant to Section 12(b) of the Act:



                                                Name of Each
                                                 Exchange
          Title of Each Class                    on Which
                                                Registered
          -------------------              ---------------------

COMMON STOCK, $.01 PAR VALUE PER SHARE
                                          NEW YORK STOCK EXCHANGE



Securities registered pursuant to Section 12(g) of Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.    Yes    X    No
                       ---



Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]



       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No       Not yet applicable       X
   -----    -----
                                         -----



 Aggregate market value of the voting stock held by
non-affiliates of the registrant at April 4, 1997:  $7,831,799



Number of shares of the registrant's common stock outstanding as of April 4, 1997: 11,391,708 shares.



DOCUMENTS INCORPORATED BY REFERENCE:  None

                        BRADLEES, INC.

                       AND SUBSIDIARIES

                          PART I



ITEM 1. BUSINESS



     Bradlees, Inc. and its subsidiaries, including Bradlees Stores, Inc. (collectively "Bradlees" or the "Company") operate 109 discount department stores as of April, 1997, in seven states in the Northeast, primarily in the heavily populated corridor running from the Boston to the Philadelphia metropolitan areas. Headquartered in Braintree, Massachusetts, Bradlees and its predecessor have been active in the discount department store business for over 30 years. The Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 23, 1995 (the "Filing"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Events leading to the Filing and the Chapter 11 reorganization process are discussed below.



     Events Leading to the Filing. During the early 1990's, Bradlees' business strategy relied heavily on opening new stores, remodeling existing locations and competing on the basis of price. From 1992 to January, 1995, Bradlees opened 15 new stores (10 in 1994) and remodeled 41 stores at a total capital cost of $182 million. The new stores were not typical of other Bradlees stores and were generally larger stores with rents that substantially exceeded the chain average rent per square foot. Some of the new stores were also multi-level facilities which further increased their operating costs when compared with other prototypical Bradlees stores. The store expansion and remodeling program marginally increased sales while gross margins declined and operating expenses increased. Bradlees' declining operating performance, coupled with the aggressive expansion program, began to erode the Company's liquidity. The Company's liquidity further eroded in May and June, 1995, because of the unwillingness of factors and vendors to continue to extend trade credit in the face of declining operating results. Bradlees, unable to obtain sufficient financing to satisfy factor and vendor concerns, was compelled to seek Bankruptcy Court protection on June 23, 1995.

     BUSINESS STRATEGY. In 1995 the Company began to implement a strategy to differentiate Bradlees from its traditional discount store competition. Management undertook a number of initiatives designed to position the Company between the traditional discount stores and department stores. Some of these initiatives, especially the relatively rapid introduction of higher-quality merchandise with generally higher-price points at the expense of many lower opening price-point merchandise categories, elimination of layaway and certain basic traffic-driving convenience and commodity items that are generally sold in discount stores, along with changes in the Company's advertising strategy (e.g., a reduction in the number of merchandise offerings in the Company's weekly circular, an expansion of one-day promotional events at very deep discounts, and heavy reliance on costly newspaper and television advertising), resulted in significant sales and margin declines and operating losses. In late December, 1996, the Company's Board of Directors appointed Peter Thorner as Chairman, CEO and President, replacing the former Chairman and CEO, Mark Cohen. Prior to joining Bradlees, Mr. Thorner led the successful turnaround of Ames Department Stores, Inc.

     The Company will continue to focus on merchandise quality and fashion as a way to differentiate itself from its closest competition, but is making the following modifications to its business strategy: (a) reintroducing lower opening price points in selective merchandise categories to enhance value, increase customer traffic and avoid costly promotions; (b) reintroducing certain basic convenience and commodity products that are typical of assortments carried by discount stores; (c) reinstituting a layaway program in the second half of the fiscal year ending January 31, 1998 ("1997"); (d) revising the Company's markdown policy based on product rate of sale; (e) making the weekly circulars more item-intensive and price-point oriented with clear presentation while reducing less productive and more costly advertising media; and (f) improving operating efficiencies to achieve further cost reductions. The Company is making evolutionary changes in its merchandise assortment and presentation in connection with these steps. In addition, the Company reduced and reorganized its home office, store, field and regional management structures and closed 27 stores in the fiscal year ended February 1, 1997 ("1996"). The Company is closing one additional unprofitable store in April, 1997.



     MERCHANDISE MIX. Bradlees' stores provide a broad spectrum of basic and fashion apparel (including private-label brands), basic and fashion home furnishings, convenience hard goods and extensive seasonal offerings. Bradlees' average merchandise mix in 1996 was comprised of approximately 53% softlines and soft home furnishings and 47% hardlines, versus an estimated industry average of 42% soft lines and soft home furnishings and 58% hardlines. The Company's softlines focus should enable it to achieve a higher overall gross margin rate than the industry average. The Company's future merchandise mix may be further modified based on the results of a recently initiated customer research project.



     Advertising and Promotional Programs. Bradlees' marketing strategy in 1997 will be better designed to appeal to its value-oriented customers. Sales will be driven from competitive pricing and promotions, primarily in weekly circulars, that will feature a greater number of special values for the consumer. Approximately 40% of Bradlees' sales have been derived from its weekly circulars in the last two years. Approximately 5.1 million circulars are distributed each week, with an increase to
5.8 million beginning in late April, 1997. Although circulars are the major promotional vehicle, the Company also uses periodic television broadcasts, newspaper advertising, Bradlees credit-card statement inserts, occasional direct-mail programs and in-store promotions. Point-of-purchase advertising and senior citizen discounts are also used. The Company intends to focus its promotional program on the weekly circular and to gradually decrease reliance on other advertising media.



     OPERATIONS. Several programs have been implemented to restructure the store organization, thereby focusing the organization more intently on customer service while at the same time reducing expenses. The number of store regions has been reduced from two to one and the number of store districts from nine to eight. Management of the store and distribution organizations has been consolidated for efficiencies, improved coordination of activities, and improved inventory distribution. In addition, store managers will be using automated staff scheduling and merchandise flow programs in 1997 to improve operating efficiency and provide better service to the customer. The customer research project currently underway may result in additional modifications to store operations.



     Management is continuing to improve productivity and controls and reduce expenses in other areas of the Company. A new merchandise management system is being implemented in 1997 that will facilitate, among other things, tracking merchandise more accurately and efficiently from vendors and through distribution centers to stores. The Company is also installing a new mainframe computer and intends to upgrade its computer systems in the stores to improve productivity and reduce expenses.



     Store Profitability. No additional stores are currently planned for closing. However, the Company continues to closely monitor the profitability of each store and will close those stores whose performance is inadequate and not responsive to remedial actions.

 Employees and Collective Bargaining Arrangements

     Bradlees employs approximately 10,500 people of which approximately 73% are covered by collective bargaining arrangements, including arrangements affecting approximately 2% of the labor force that will expire within one year and are expected to be re-negotiated.

Competition

     Bradlees competes in most of its markets with a variety of national, regional and local discount and other department and specialty stores, which vary by market. Some of these competitors have substantially greater resources than the Company. Bradlees competes on the basis of product quality and value, merchandise selection, advertising and price. In addition, store location, appearance and customer service are important competitive factors. Bradlees' principal discount department store competitors are Caldor, Kmart, Wal-Mart and Ames. Bradlees' principal department store competitors are Sears and J.C. Penney. In addition, Target, a discount department store chain, and Kohl's, a department store chain, are opening stores in some areas in which Bradlees operates. Management believes that it is pursuing the proper merchandising and marketing strategies and operating focus that should allow it to compete effectively in its operating areas. However, no assurances can be given that these strategies will improve performance or that Bradlees' business and financial performance will not be adversely affected by future competitive pressures.



 Patents, Trademarks and Licenses

     The trademarks "Bradlees" and "Mrs. B" are registered with the United States Patent and Trademark Office. The Company has a significant number of other trademarks, trade names, and service marks. None of these other trademarks are currently considered to have a material impact on the Company's business.



 Reorganization Case

     The following discussion provides general background information regarding the Chapter 11 process, but is not intended to be an exhaustive summary.


     Chapter 11 Reorganization under the Bankruptcy Code. Pursuant to Section 362 of the Bankruptcy Code, during a Chapter 11 case, creditors and other parties in interest may not, without Bankruptcy Court approval, among other things; (i) commence or continue a judicial, administrative or other proceeding against Bradlees a) which was or could have been commenced prior to commencement of the Chapter 11 case, or b) to recover a claim that arose prior to commencement of the case;
(ii) enforce any pre-petition judgments against Bradlees; (iii) take any action to obtain possession of property of Bradlees or to exercise control over property of Bradlees or its estates; (iv) create, perfect or enforce any lien against the property of Bradlees; (v) collect, assess or recover claims against Bradlees that arose before the commencement of the case; or (vi) offset any debt owing to Bradlees that arose prior to the commencement of the case against a claim of such creditor or party-in-interest against Bradlees that arose before the commencement of the case.



     Although Bradlees is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code
and obtaining Bankruptcy Court approval when necessary.   An
official unsecured creditors' committee has been formed by the United States Trustee and is acting in the Chapter 11 case of Bradlees. This committee and various other parties in interest, including creditors holding claims, such as the pre-pretition bank group, have the right to appear and be heard on applications of the debtors relating to certain business transactions. The Company is required to pay certain expenses of the committee, including legal and accounting fees, to the extent allowed by the Bankruptcy Court. In addition, the Company has an agreement, approved by the Bankruptcy Court, with the pre-petition bank group to make monthly adequate protection payments of $300,000.



     Plan of Reorganization - Procedures. For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor-in-possession has the exclusive right to propose and file with the Bankruptcy Court a plan of reorganization. If a debtor-in-possession files a plan of reorganization during the initial 120-day exclusivity period, no other party may file a plan of reorganization until 180 days after the date of filing of the Chapter 11 petition, during which period the debtor-in-

possession has the exclusive right to solicit acceptances of the plan. If a Chapter 11 debtor fails to file its plan during the initial 120 day exclusivity period, or such additional exclusivity period ordered by the Bankruptcy Court, or after such plan has been filed fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee may file a plan of reorganization in the Chapter 11 cases.



     Given the seasonality and magnitude of the Company's operations and the number of interested parties possessing claims that have to be resolved in this Chapter 11 case, the plan formulation process is complex. Accordingly, the Company has sought and obtained an additional extension of the exclusivity period to August 4, 1997 and the period to solicit acceptance of a plan of reorganization and related disclosure statement to October 3, 1997. The Company may need to seek an additional extension, or extensions, of exclusivity. Although extensions of exclusivity are common in large bankruptcy cases, there can be no assurance that an additional extension or extensions would be granted by the Bankruptcy Court.



     If a plan of reorganization is filed and a disclosure statement is approved by the Bankruptcy Court at a hearing, the disclosure statement will be sent with the plan of reorganization to members of those classes of claims that are impaired and equity security holders for acceptance or rejection. The Bankruptcy Code defines acceptance of a plan by a class of impaired claims as acceptance by holders of at least two-thirds in dollar amount and more than one-half in number of claims in that class, but for that purpose counts only those who actually vote to accept or reject the plan. Thus, a class will have voted to accept the plan only if two-thirds in amount and a majority in number actually voting cast their ballots in favor of acceptance. Holders of claims who fail to vote are not counted as either accepting or rejecting a
plan.   Following acceptance or rejection of the plan by
impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, would consider whether to confirm the plan.



     Among other things, to confirm a plan, the Bankruptcy Court is required to find that (i) each impaired class of (creditors') claims and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in a liquidation, (ii) each impaired class of (creditors') claims and equity security holders has accepted the plan by the requisite vote and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization unless the plan proposes such liquidation or reorganization. Under the Bankruptcy Code, the classes of claims or interests not receiving a distribution under the plan of reorganization are deemed not to have accepted the plan, and therefore would not be entitled to vote to accept or reject the plan. In the Bradlees case, it is highly unlikely that current equity security holders will receive any distribution under any future plan of reorganization.



     If any impaired class of creditors' claims or equity security holders does not accept the plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cramdown" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors' claims or equity security holders if certain requirements of the Bankruptcy Code are met, including that (i) at least one impaired class of claims has accepted the plan, (ii) the plan "does not discriminate unfairly" and (iii) the plan "is fair and equitable, with respect to each class of claims or interests that is impaired under, and has not accepted, the plan." As used in the Bankruptcy Code, phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings unique to bankruptcy law.



     Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of Bradlees as of the Filing as shown by the Company's books and records. As part of the Chapter 11 reorganization process, the Company has notified all known or potential claimants for the purpose of identifying all pre-petition claims against Bradlees. Pursuant to an order of the Bankruptcy Court, all proofs of claim were required to be filed by April 1, 1996. Differences between amounts shown by Bradlees and claims filed by creditors are being investigated and resolved. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable.



     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition leases and contracts, subject to Bankruptcy Court approval. Bradlees established and recorded an estimated liability of approximately $50.9 million as of February 1, 1997, for certain leases that were rejected or are expected to be rejected. This rejected lease liability may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court action. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected in the future.

ITEM 2.  PROPERTIES



Store Location and Size



     Bradlees' stores are located principally in shopping centers that are in high traffic areas. The stores appeal to consumers seeking a wide range of value-priced merchandise and shopping convenience.



The following chart shows the geographic distribution of the Company's stores as of April, 1997:



           Maine                     1

           New Hampshire             8

           Massachusetts            37

           Connecticut              19

           New York                  8

           New Jersey               29

           Pennsylvania              7

                                   ---

           Total                   109

                                   ===



     The Company operates stores in a variety of size ranges, although newer stores generally have sales areas greater than the current average of 76,018 square feet.

Distribution Facilities



     Bradlees' distribution facilities are located in Edison, New Jersey and Braintree, Massachusetts. The 584,000 square foot Edison facility generally serves as the soft goods processing center for nearly all apparel and softlines merchandise and as the hardlines merchandise distribution facility for the New York, New Jersey and Pennsylvania stores. The 470,000 square foot Braintree facility generally services all stores with basic merchandise items and distributes hardlines merchandise to the New England states. The Company also currently utilizes, on a shared cost basis, a health and beauty care products warehouse owned by The Stop & Shop Companies, Inc. ("Stop & Shop").



Properties



     As of February 1, 1997, the Company's stores, including the one store closed in early April, 1997, occupied a total of approximately 8,360,447 square feet of selling area. Bradlees leases substantially all of its stores, two distribution centers and central office under long-term leases.



ITEM 3.  LEGAL PROCEEDINGS



     The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. There were no material legal proceedings pending against the Company prior to the Chapter 11 filing. The Company currently retains the exclusive right to file a plan of reorganization until August 4, 1997 and to solicit acceptance of a plan of reorganization until October 3, 1997. Certain claims have been brought against the Company which are incident to, and will be resolved in, the Chapter 11 proceeding.

     There are no other material legal proceedings pending or, to the knowledge of management, threatened against the Company.





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



     No matters were submitted to a vote of security holders during the 13 weeks ended February 1, 1997.



PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS



                        Market Price Range
                                                     Dividends(a)

                           Year Ended                 Year Ended
                     Feb. 1, 1997  Feb. 3, 1996  Feb. 1, 1997 Feb. 3,1996
                  ---------------  ------------  ------------ -----------


First 13 weeks         $2.50-1.50   $12.00-9.63          -       $ 0.15

Second 13 weeks         2.00-1.00     10.25-.88          -           -

Third 13 weeks          1.37-.62      2.25-1.63          -           -

Fourth 13 weeks         1.12-.74      1.88-1.00          -           -
(14 weeks in  prior year)

                                                      ------     ------
Total                                                 $  -       $ 0.15
                                                      =======    ======



Stock Exchange Listing                            New York Stock Exchange

Ticker Symbol                                               BLE

Approximate number of holders of record at April 1, 1997    641





(a) The quarterly dividend was suspended after the first quarter of 1995. Dividends cannot be declared on the Company's common stock under the terms of the DIP Facility (Note 6 to the Consolidated Financial Statements).



     On May 1, 1997, the New York Stock Exchange (NYSE) announced that trading in the Company's common stock was suspended effective on that date and that the NYSE will apply for a delisting of the Company's stock. This was based on the Company's announcement on May 1, 1997, that new stock is likely to be issued and the current stock cancelled under any future plan of reorganization (see "Reorganization Case" under Part I, Item 1-Business, of this Form 10-K) and the fact that the Company falls below the NYSE's continued listing criteria.

<PAGE 9





ITEM 6.   SELECTED FINANCIAL DATA



     The following selected financial data of Bradlees should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.



                       (in millions, except for per share data)




                                                                 Predecessor
                                  Company
                                                                 Corporation
                     ------------------------------------------  -----------



                      52 weeks 53 weeks 52 weeks 52 weeks Period     Period
                       ended    ended    ended    ended   7/10/92    2/2/92
                                                            to         to
                      2/1/97   2/3/96  l/28/95  l/29/94   l/30/93    7/9/92
                    ---------- ------- -------- --------- --------   -------

Net sales            $1,561.7 $1,780.8 $1,916.6 $1,880.5 $1,159.1    $671.8

Net income (loss)(1)   (218.8)  (207.4)     5.3      6.8     32.2     (28.3)

Net income (loss) per
   common share        (19.17)  (18.17)     .47      .60     2.87         -

Working capital (2)      68.6    185.3     32.9     88.6     81.0         -

Total assets            604.2    798.7    884.8    785.8    772.1         -

Long-term debt and       33.3     53.4    289.6    269.8    245.2         -
redeemable preferred
   stock

Liabilities subject to  571.0    539.8        -        -        -         -
   settlement




(1) Includes pre-tax charges of $40.8 and $99.4 million relating to the impairment of long-lived assets and pre-tax reorganization items of $69.8 and $65.0 million for the 52 and 53 weeks ended February 1, 1997 ("1996") and February 3, 1996 ("1995"), respectively. Also, includes a gain on disposition of properties of $1.7 million for 1996 and the cumulative effect of an accounting change (net of taxes) of $.5 million for the year ended January 28, 1995.



(2) Working capital for 1996 and 1995 excludes liabilities subject to settlement under the reorganization case.





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



(a) Results of Operations



                                        Fiscal Year Ended
                            --------------------------------------------------
                           February 1, 1997 February 3, 1996 January 28, 1995
                           ---------------- ---------------- ----------------

Stores, beginning of period        134            136              126

New stores                           3              -               11

Closed stores                      (27)(a)         (2)              (1)

                                  ----           ----             ----

Stores, end of period              110            134              136





(a) Excludes one store closing in April, 1997.

     The following discussion and analysis is based on the results of operations of the Company detailed below for the 52 weeks ended February 1, 1997 ("1996"), the 53 weeks ended February 3, 1996 ("1995") and the 52 weeks ended January 28, 1995 ("1994"). The financial information discussed below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10-K.





                 Management's Discussion and Analysis of

               Financial Condition and Results of Operations

                         (Dollars in millions)



                                     1996            1995            1994
                                     % of            % of            % of
                            1996  Net Sales  1995  Net Sales  1994  Net Sales
                            ----  --------- -----  ---------- ----  ---------
Net sales               $1,561.7   100.0%  $1,780.8  100.0% $1,916.6  100.0%

Cost of goods sold       1,127.6    72.2%   1,289.1   72.4%  1,325.4   69.2%
                        ---------  ------  -------- -------  -------  ------

Gross margin               434.1    27.8%     491.7   27.6%    591.2   30.8%

Leased department and
  other operating income    12.8     0.8%      14.1    0.8%     18.6    1.0%
                          -------  ------  --------  --------  ------  ------

                           446.9    28.6%     505.8   28.4%    609.8   31.8%

Selling, store operating,
   administrative and
   distribution expenses   505.9    32.4%     575.2   32.3%    520.3   27.1%

Depreciation and
  amortization expense      40.8     2.6%      52.9    3.0%     49.0    2.6%
                          -------   ------ --------  -------- ------  ------

Operating profit (loss)    (99.8)   (6.4%)   (122.3)  (6.9%)    40.5    2.1%

Gain on disposition of
   properties               (1.7)   (0.1%)        -      -         -      -

Interest and debt expense   10.1     0.6%      25.2    1.4%     30.5    1.6%

Impairment of long-lived
   assets                   40.8     2.6%      99.4    5.6%        -      -

Reorganization items        69.8     4.5%      65.0    3.6%        -      -

Income tax expense(benefit)    -       -     (104.5)  (5.9%)     4.2    0.2%
                           -------  ------   -------- ------- ------  ------

 Earnings (loss) before
   cumulative effect of
   accounting change      (218.8)  (14.0%)   (207.4) (11.6%)    $5.8    0.3%

Cumulative effect of
   accounting change,
 net of income tax benefit    -        -         -       -      (0.5)     -
                          -------   ------   -------- -------- ------  ------

Net earnings (loss)      ($218.8)  (14.0%)  ($207.4) (11.6%)    $5.3    0.3%
                          =======   ======  =======  ======  =======  ======




     The Company's business is seasonal in nature, with a significant portion of its net sales occurring in the fourth quarter, which includes the holiday selling season. Comparable store sales, including leased shoe department sales, for each year are discussed below and represent percentage increases/decreases over the prior year for stores that were open and operated by Bradlees for at least the prior full fiscal year. The rate of inflation did not have a significant effect on sales during these years.



Results of Operations for 1996 Compared to 1995



     The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.



     Net sales for 1996 declined $219.1 million or 12.3% from 1995 due primarily to the closing of 27 stores in 1996 and a 5.4% decrease in comparable store sales. The major causes for the decline in comparable store sales were the Company's relatively rapid introduction of higher-quality and generally higher-price points in its merchandise carried for sale at the expense of many lower opening price-point merchandise categories, elimination of layaway and certain basic convenience and commodity items that are generally sold in discount stores, and changes in the Company's advertising strategy that included a reduction in the number of merchandise offerings in the Company's weekly circular. Although the Company improved the quality and fashion of its merchandise, the changes that were implemented assumed rapid customer acceptance of the new merchandise mix and significant sales from increased promotional activities.



     The Company will continue to focus on quality and fashion as a way to differentiate itself from its closest competition but is making several modifications to its business strategy to improve its operations (see Item 1 - "Business Strategy"). However, no assurances can be given that these strategies will improve performance or that Bradlees' business and financial performance will not be adversely affected by future competitive pressures.



     Gross margin declined $57.6 million but increased .2% as a percentage of net sales in 1996 compared to 1995. The decline in gross margin dollars was due to the lower sales, partially offset by the slight increase in the gross margin rate. The increase in the rate was due to a higher overall initial markup and lower inventory shrink, partially offset by a higher markdown rate associated primarily with increased promotional activities and the negative impact of the $6.7 million going-out-of-business markdown provision included in cost of goods sold in 1996 (Note 7 to the Consolidated Financial Statements). Some markdowns were also incurred for the changes in merchandise assortment in 1995 and 1996.



     Leased department and other operating income declined $1.3 million but was unchanged as a percentage of net sales in 1996 compared to 1995. The decline was due to lower leased shoe department sales and the absence of any layaway income (classified as other operating income) since the discontinuance of the layaway program in August, 1995.



     Selling, store operating, administrative and distribution ("SG&A") expenses declined $69.3 million but increased .1% as a percentage of net sales in 1996 compared to 1995. The decline in SG&A expenses was due to the closed stores and reductions in logistics and certain home office expenses, partially offset by an increase in advertising expenses. The increase in SG&A expenses as a percentage of net sales was due to the sales decline in 1996. The Company has implemented several expense reduction initiatives to bring the Company's future SG&A rate to a more competitive level.



     Depreciation and amortization expense declined $12.1 million or .4% as a percentage of net sales in 1996 compared to 1995, primarily as a result of the closed stores and the 1995 year-end writedown of certain long-lived assets in accordance with the adoption of SFAS No. 121 (Note 4).

     The Company recognized a gain of $1.7 million in 1996 for forfeited deposits received on the unconsummated sale of an owned undeveloped property (included in current assets held for sale).



     Interest and debt expense declined $15.1 million or .8% as a percentage of net sales in 1996 compared to 1995 due primarily to the discontinuance of accruing interest on substantially all pre-petition debt subsequent to the Filing on June 23, 1995. Interest expense includes a credit of $.8 million in 1996 and a $2.9 million charge in 1995 resulting from changes in the interest rate used to discount self-insurance reserves.



     The Company incurred charges of $40.8 and $99.4 million, or 2.6% and 5.6% of net sales, in 1996 and 1995, respectively, due to the impairment of certain long-lived assets in accordance with SFAS No. 121 (Note 4).



     Reorganization items resulted in net charges of $69.8 and $65.0 million, or 4.5% and 3.6% of net sales, in 1996 and 1995, respectively. These net charges relate directly to the Chapter 11 proceedings and associated restructuring of the Company's operations and are discussed in Note 7 to the Consolidated Financial Statements.



     In October, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which became effective for 1996. As discussed in Note 10, the Company continues to account for its stock-based compensation costs in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Issued to Employees", using the intrinsic value method. The Company has omitted the pro forma disclosures required under SFAS No. 123, relating to the calculation of stock-based compensation costs using the fair value method, since the effect on net loss and net loss per share in 1995 and 1996 is immaterial.



     In February, 1997, the FASB issued SFAS No. 128, "Earnings per Share", which is effective for financial statements, for both interim and annual periods, ending after December 15, 1997. The Company has not yet determined the impact SFAS No. 128 may have on its earnings per share calculations.



     The Company did not incur any income tax expense or benefit in 1996 compared to an income tax benefit of $104.5 million in 1995 (Note 12). A portion of the Company's 1995 loss before income taxes was utilized in April, 1996, to recover $24.5 million of income taxes previously paid, of which $6.0 million of these funds was restricted in April, 1996, pending further order of the Bankruptcy Court.



Results of Operations for 1995 Compared to 1994



     The Company experienced declining comparative store sales and gross margins and a corresponding decrease in liquidity during the first quarter of 1995. In addition, the covenants in the Company's pre-petition revolving credit agreement (Note 6 to the Consolidated Financial Statements) that were amended on April 17, 1995, did not provide the Company with adequate operating flexibility and resulted in a further default under the terms of the credit agreement. On June 23, 1995, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

     Net sales for 1995 declined $135.8 million or 7% from 1994 due to a 13.6% decline in comparable store sales and the closing of two stores, partially offset by a full year's sales from 10 new stores opened during 1994 (one opened in August, 1994, four opened in October, 1994, and five opened in November, 1994).
The major causes for the decline in comparable store sales were the sluggish retail environment (especially for apparel) and increased competition. In addition, as part of the new merchandising and marketing strategies initiated in 1995, the Company emphasized lower-volume, higher-margin products in its merchandise mix and in its advertising, with less emphasis on higher-volume, lower-margin commodity products.



     Gross margin declined $99.5 million or 3.2% as a percentage of net sales in 1995 compared to 1994 due primarily to markdowns associated with the changes in the Company's merchandise assortment, the Company's aggressive posture with respect to markdowns and higher inventory shrink, partially offset by an increase in the overall initial markup.



     Leased department and other operating income declined $4.5 million or .2% as a percentage of net sales in 1995 compared to 1994, primarily due to lower layaway income (included in other operating income) resulting from the August 1995 discontinuance of the layaway program.



     SG&A expenses increased $54.9 million or 5.2% as a percentage of net sales in 1995 compared to 1994, primarily as a result of significant expenses related to the new stores opened late in 1994, expenses such as hiring, relocation and severance costs for the management reorganization in 1995, additions and expansions of certain home office functions, and expenses related to certain changes in 1995 to the Company's financial and merchandising systems and to store format and presentation.



     Depreciation and amortization expense increased $3.9 million or .4% as a percentage of net sales in 1995 due to the full-year impact of the extensive capital expenditure program in 1994 (primarily new stores). Interest and debt expense declined $5.3 million or .2% as a percentage of net sales in 1995 compared to 1994, due primarily to the discontinuance of accruing interest on substantially all pre-petition debt. Included in the 1995 interest expense was a $2.9 million charge resulting from a reduction in the interest rate used to discount accrued general liability and workers' compensation claims.



     The Company incurred a charge of $99.4 million or 5.6% as a percentage of net sales in 1995, due to the impairment of certain long-lived assets and associated adoption of SFAS No.
121 (Note 4).



     Reorganization items incurred for 1995 related directly to the Chapter 11 proceedings and are discussed in Note 7.



     The Company recorded an income tax benefit of $104.5 million in 1995 compared to income tax expense of $4.2 million in 1994 (Note 12).



Liquidity and Capital Resources



     Borrowings, exclusive of the issuance of letters of credit, under the DIP Facility (Note 6) during 1996 peaked at $42.5 million and averaged $5.9 million. There were no borrowings under the DIP Facility during 1995. The Company's unrestricted cash and cash equivalents balance peaked at

$67.5 million and averaged $20.7 million during 1996, compared to a peak of $170.3 million and an average of $94.1 million during 1995 subsequent to the Filing. As of February 1, 1997, the Company had $42.5 million of borrowings outstanding under the DIP Facility and $10.0 million of unrestricted cash and cash equivalents. As of February 3, 1996, the Company had no borrowings outstanding under the DIP Facility and $63.0 million of unrestricted cash and cash equivalents.



     The Company's liquidity, which was limited in the weeks prior to the Filing, improved dramatically after the Filing due to the nonpayment of virtually all pre-petition liabilities. In 1995, prior to the Filing, borrowings under the pre-petition revolver peaked at $99.5 million and averaged $84.3 million. Borrowings outstanding under the pre-petition revolver were $93.5 million, exclusive of outstanding letters of credit, at the time of the Filing.



     The Company currently expects its borrowings, exclusive of the issuance of letters of credit, under the DIP Facility in 1997 to peak at approximately $100 million in October or November, 1997 and average approximately $75 million. The maximum available borrowings under the DIP Facility, up to $200 million, are limited to 60% of the Eligible Book Value of Inventory (as amended on March 20, 1997 to include goods on order for which trade letters of credit have been issued). Total merchandise inventories (at cost) in fiscal 1997 are expected to peak at approximately $330 million and average approximately $270 million.



     Other than payments made to certain pre-petition creditors approved by the Bankruptcy Court (Note 3), principal and interest payments on indebtedness, exclusive of certain capital lease obligations, incurred prior to the Filing have not been made and will not be made without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been confirmed by the Bankruptcy Court. Virtually all pre-petition indebtedness of Bradlees is subject to settlement under the reorganization case.



     In 1996, net cash used by operating activities before reorganization items was $26.3 million and was due primarily to the operating loss incurred, partially offset by the income tax refund and the net cash benefit from the closing of the 27 stores. In 1995, cash flow from operations before reorganization items was $31.5 million, including the benefit resulting from non-payment of most of the liabilities incurred prior to the Filing, as compared to $79.6 million in 1994. The operating loss incurred in 1995, partially offset by the nonpayment of most pre-petition liabilities, was the major reason for the decline from 1994 in net cash provided by operating activities.



     Inventories declined $45.3 million during 1996 due primarily to the closing of the 27 stores. Inventories declined $16.8 million during 1995, exclusive of the inventory impairment discussed in Note 7, primarily as a result of a more aggressive clearance policy. Inventories had increased $35.3 million in 1994 due to the addition of ten new stores. Accounts payable declined $32.3 million in 1996 due primarily to the impact of the closed stores. Accounts payable, exclusive of amounts subject to settlement, declined $70.8 million in 1995, primarily as a result of improved liquidity after the Filing that led to more timely payments.



     Cash flows from reorganization items and the increase in restricted cash and cash equivalents (included in investing activities) are discussed in Notes 7 and 2, respectively.
Proceeds from sales of assets (included in financing activities) in 1996 are discussed in Note 2.

     Capital expenditures of $27.5 million in 1996 represented primarily management information systems, merchandise fixtures and store maintenance programs. Capital expenditures of $37.0 million in 1995 included $12.8 million of additions financed through a special purpose entity (Note 8) and represented primarily costs associated with the new stores opened in March, 1996 and other real estate development. The decrease in capital expenditures in 1995 as compared to 1994 ($92.6 million of capital expenditures) was due to the significant decline in expenditures for new stores. In 1994, Bradlees completed its largest store opening program in almost a decade, with ten new stores and one replacement store, including its first stores in the New York City and Rhode Island markets.



     In 1997, the Company expects total capital expenditures to be approximately $20 million (some of which may be subject to Bankruptcy Court approval) based upon its current plan, primarily for management information systems and store maintenance. The Company currently expects to finance these expenditures through internally-generated funds.



     The Company believes its ability to meet its financial obligations and make planned capital expenditures will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control.



     Bradlees currently anticipates the following investment and financing activities for 1997:

(a) capital expenditures of approximately $20 million as discussed above, (b) payments of certain capital lease obligations (Note 8), (c) adequate protection payments (Note 3),
(d) average borrowings of approximately $75 million with a net increase of $15 to $20 million in outstanding borrowings under the DIP Facility, and (e) the possible sale of certain properties and lease interests.



     The Company believes the actions set forth above and the availability of its DIP Facility (which is scheduled to expire on the earlier of June 23, 1998 or emergence from bankruptcy), together with the Company's available cash and expected cash flows from 1997 operations and beyond, will enable Bradlees to fund its expected needs for working capital, capital expenditures and debt service requirements during Chapter 11. Achievement of expected cash flows from operations is dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its financial plan.

PART III

                                   --------



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     The names, ages, and current positions of all executive officers and directors of the Company as of April 30, 1997 are listed below along with their business experience during the past five years. The executive officers of the Registrant are elected annually in May.



Name                      Age  Position



Robert W. Benenati        48   Senior Vice President, Operations

Mark A. Cohen             48   Director

Sandra S. Colby           40   Senior Vice President, General
                               Merchandise Manager, Hardlines

John A. Curry             62   Director

Judith Dunning            46   Senior Vice President, Planning and
                                  Allocation

John M. Friedman, Jr.     52   Director

Robert G. Lynn            47   Director, President and Chief Merchandising
                               Officer

Cornelius F. Moses, III   38   Senior Vice President, Chief
                               Financial Officer

Patricia M. Pomerleau     48   Director

Ronald T. Raymond         53   Senior Vice President, Asset
                               Protection

Sheldon Rutstein          62   Director

David L. Schmitt          46   Senior Vice President,
                               Administration, General
                               Counsel, Secretary and Clerk

James C. Sparks           50   Senior Vice President, General
                               Merchandise Manager, Softlines

Peter Thorner             53   Chairman and Chief Executive
                               Officer

Timothy L. Worcester      54   Senior Vice President, Marketing

Alan M. Weingarden        49   Senior Vice President, Chief
                               Information Officer



     Mr. Benenati became Senior Vice President, Operations of the Company in February 1997. He was Senior Vice President, Distribution of the Company from June 1995 to February 1997. Prior to joining the Company, he was Senior Vice President, Distribution of QVC, Inc. from 1994 to June 1995. He was Vice President, Operations and Administration for Simon and Schuster Publishing Co. from 1992 to 1994.



     Mr. Cohen has served as a Director of the Company since December 1994. He served as Chairman of the Board of Directors and Chief Executive Officer of the Company from December 1994 to December 1996. Prior to joining the Company, Mr. Cohen served as Chairman and Chief Executive Officer of Lazarus Department Stores, Inc., a division of Federated Department Stores, Inc. ("Lazarus"), from prior to 1992 to December 1994.



     Ms. Colby became Senior Vice President, General Merchandise Manager, Hardlines of the Company in July 1995. Ms. Colby served as Vice President, General Merchandise Manager, Softlines of the Company from February 1994 to July 1995 and Divisional Merchandise Manager, Home Fashions of the Company from prior to 1992 to February 1994.

     Mr. Curry became a Director of the Company in January 1994.
 He has served as President Emeritus of Northeastern University since September 1996. He served as President of Northeastern
University from prior to 1992 to September 1996.



     Ms. Dunning became Senior Vice President, Planning and Allocation of the Company in February 1997. Ms. Dunning served as Vice President, Strategic Planning of the Company from January 1996 to February 1997. Prior to joining the Company, she was Vice President, Merchandise Planning of Rich's/Lazarus/Goldsmith's, a division of Federated Department Stores, Inc., from February 1995 to January 1996 and Vice President, Merchandise Planning of Lazarus from 1992 to February 1995.



     Mr. Friedman became a Director of the Company in May 1996.
Mr. Friedman was a partner at Dewey Ballantine from prior to 1992 to April 1996.



     Mr. Lynn became Director, President and Chief Merchandising Officer of the Company in April 1997. Prior to joining the Company, he was a consultant to various retail and manufacturing clients from December 1995 to April 1997. He was Vice Chairman and Chief Operating Officer of American Eagle Outfitters, Inc. from January 1995 to December 1995. Mr. Lynn was a retail consultant to the creditors' committee in the McCrory bankruptcy from December 1993 to January 1995. Mr. Lynn served as President and Chief Executive Officer of the United States division of F.W. Woolworth from prior to 1992 to September 1993.



     Mr. Moses became Senior Vice President, Chief Financial Officer of the Company in July 1996. Mr. Moses served as Senior Vice President, Finance of the Company from July 1995 to July 1996. Mr. Moses was Vice President, Finance of the Company from April 1995 to July 1995. Prior to joining the Company, Mr. Moses was Senior Vice President, Finance of Ames Department Stores, Inc. ("Ames") from 1992 to April 1995.



     Ms. Pomerleau became a Director of the Company in March 1993. She has served as President and Chief Executive Officer of AlphaSight Online Strategists since April 1996. She was Managing Partner of Pomerleau Associates from October 1995 to March 1996. Prior to founding Pomerleau Associates, she was Managing Partner of ADS Consulting from November 1994 to October 1995. Ms. Pomerleau was Executive Vice President, Chief Operating Officer of South Shore Hospital, Inc. and South Shore Health and Educational Corporation and a member of the Board of Directors of each from prior to 1992 to October 1994.



     Mr. Raymond became Senior Vice President, Asset Protection of the Company in July 1995. Prior to joining the Company, he was Senior Vice President, Asset Protection for Ames from 1992 to July 1995.



     Mr. Rutstein became a Director of the Company in April 1995. He has served as a Consultant for Raytheon Co. since December 1994. He was Senior Vice President and Chief Financial Officer for Raytheon Co. from February 1992 to December 1994. Mr. Rutstein was Senior Vice President and Controller of Raytheon Co. from prior to 1992 to February 1992.

     Mr. Schmitt became Senior Vice President, Administration, General Counsel, Secretary and Clerk of the Company in February 1997. He was Senior Vice President, General Counsel, Secretary and Clerk of the Company from November 1995 to February 1997. He was Vice President, General Counsel, Secretary and Clerk of the Company from July 1995 to November 1995. Prior to joining the Company he was Vice President, Business Development for Wheelabrator Clean Water Systems, Inc. from 1994 to June 1995. He was President of CP Consulting from prior to 1992 to June 1994.



     Mr. Sparks became Senior Vice President, General Merchandise Manager, Softlines of the Company in July 1995. He was Vice President, General Merchandise Manager, Softlines of the Company from October 1994 to July 1995. Prior to joining the Company, Mr. Sparks was Vice President, General Merchandise Manager of Belk Lindsey from August 1992 to October 1994. He was Senior Vice President, General Merchandise Manager, Mens and Childrens of Caldor, Inc. from prior to 1992 to August 1992.



     Mr. Thorner has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1997. He served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company from December 1996 to April 1997. He served as President and Chief Operating Officer of the Company from June 1995 to December 1996 and he was elected a Director of the Company in July 1995. He was Vice Chairman of the Company from March 1995 to June 1995. Prior to joining the Company, he was President, Chief Operating Officer and Acting Chief Executive Officer and a member of the Board of Directors of Ames from 1992 to 1994. He was previously Executive Vice President and Chief Financial Officer of Ames.



     Mr. Weingarden became Senior Vice President, Chief Information Officer of the Company in July 1996. He was Vice President, Management Information Systems of the Company from April 1995 to July 1996. Prior to joining the Company, Mr. Weingarden was Vice President, MIS of Laura Ashley, Inc. from April 1993 to April 1995. He was Vice President, MIS of Silo, Inc., a division of Dixon's Group PLC, from prior to 1992 to March 1993.



     Mr. Worcester became Senior Vice President, Marketing of the Company in March 1996. Prior to joining the Company, he was Senior Vice President, Marketing for Rich's/Lazarus/Goldsmith's, a division of Federated Department Stores, Inc., from prior to 1992 to February 1996.



     Mr. Harold Leppo resigned as a member of the Board of Directors of the Company on April 30, 1997.



Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission and the New York Stock Exchange.



     Based solely on the Company's review of the copies of Forms 3 and 4 and amendments thereto received by it during 1996, Forms 5 and amendments thereto received by it with respect to fiscal 1996, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that during 1996, except as described below, officers, directors and greater-than-ten-percent beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act applicable to them. A Section 16 filing by Mr. John M. Friedman, Jr., a Director of the Company, was late and a corrective Form 4 was filed in March 1997. The Form 3 for each of Mr. Alan M. Weingarden, Senior Vice President, Chief Information Officer of the Company, and Mr. Timothy L. Worcester, Senior Vice President, Marketing, was filed approximately two weeks late.



ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the earned compensation for the Chief Executive Officer of the Company, the four highest paid executive officers of the Company other than the Chief Executive Officer, along with Mark A. Cohen, the former Chief Executive Officer of the Company, James M. Zamberlan, the former Executive Vice President, Stores of the Company and John F. Reeves, the former Assistant to the Chairman of the Company (the "Named Officers") for 1996, 1995 and 1994







Summary Compensation Table



                                                            Long Term Compensation
                                                            ----------------------

                                                                   Awards
                                                            ------------------------
                                                                                     Payouts
                                                                                     -------
                           Annual Compensation              Restricted   Securities
  Name and                                     Other Annual   Stock     Underlying    LTIP      All Other
Principal Position      Year   Salary   Bonus  Compensation Stock Awards Options/SARs Payouts  Compensation
------------------      ----   ------  -----   ------------ ------------ ------------ -------  -----------

Peter Thorner           1996  $589,166    -      $12,961(1)       -         -        $150,000(2) $9,293(3)
Chairman and            1995  $440,391 $406,252  $97,257    $231,250(4) 100,000      $150,000    $4,490
Chief Executive Officer



Timothy L. Worcester    1996  $233,685 $100,000(5)$93,509(6)        -        -            -       $1,121(3)
Senior Vice President,
Marketing



Cornelius F. Moses, III 1996  $228,682    -         (7)             -        -            -        $944(3)
Senior Vice President   1995  $162,322  $79,453  $162,087          -        -            -        $216
& Chief Financial
  Officer



James C. Sparks         1996  $216,528  $50,000(8)  (7)             -        -            -        $897(3
Senior Vice President,  1995  $215,528  $53,591   $83,407          -        -            -        $764
General Merchandise     1994  $47,660   $26,156     (7)             -      15,000         -          -
Manager, Softlines



Robert W. Benenati      1996  $205,036   -        $62,762(9)       -        -            -        $850(3)
Senior Vice President,  1995  $141,948  $190,075  $18,793          -        -            -        $596
Operations



Mark A. Cohen           1996  $830,769   -       $339,514(10)     -        -         $300,000(2) $5,073,906(11)
Director and Former     1995  $900,000  $438,750 $501,806         -        -         $300,000    $2,987
Chairman and Chief      1994  $141,923  $700,000 $93,774   $1,021,875(12) 200,000       -           -
Executive Officer



James M. Zamberlan      1996  $350,012    -      $80,808(13)      -         -           -        $1,226,380(14)
Former Executive        1995  $141,955  $255,004 $55,002          -         -           -        $460
Vice President, Stores



John F. Reeves          1996  $201,936  $125,000(15)$48,196(16)   -         -           -        $117,237(17)
Former Assistant to
the Chairman


(1) Includes $9,594 for relocation expenses related to Mr.
Thorner's employment as Chairman and Chief Executive Officer of the Company and reimbursement for tax liabilities related to such relocation expenses.



(2) See Enterprise Appreciation Incentive Plan below.



(3) Premiums paid by the Company with respect to term life insurance for the calendar year ended December 31, 1996.



(4) Based on a fair market value of $9.250, the closing price of the Company's Common Stock on May 11, 1995, the date of grant. These shares vest at the rate of 20% a year, on or after the third business day following the announcement of annual earnings for the year 1995 through 1999. The total number of restricted shares and the aggregate value of such shares on January 31, 1997, the last trading day of fiscal 1996, was 20,000 shares valued at $20,000. The aggregate market value is based on a fair market value of $1.00, the closing price of the Company's Common Stock on January 31, 1997.



(5) Includes hiring bonus of $75,000 and relocation bonus of $25,000.



(6) Includes $90,638 for relocation expenses related to Mr.
Worcester's employment as Senior Vice President, Marketing of the Company and reimbursement for tax liabilities related to such relocation expenses.



(7) Perquisites and other personal benefits for the indicated periods did not exceed the lesser of $50,000 or 10% of reported salary and bonus.



(8) Represents forgiveness of debt (housing loan).



(9) Includes $59,292 for relocation expenses related to Mr.
Benenati's employment as Senior Vice President, Operations of the Company and reimbursement for tax liabilities related to such relocation expenses.



(10)Includes $332,945 for living and relocation expenses related to Mr. Cohen's employment as Chairman and Chief Executive
Officer of the Company and reimbursement for tax liabilities related to such living and relocation expenses.



(11)Includes $4,675 which is the premium paid by the Company with respect to term life insurance for the calendar year ended December 31, 1996. Also includes $5,000,000 drawn down by Mr. Cohen from a letter of credit and $69,231, each as a severance payment upon Mr. Cohen's termination as Chairman and Chief Executive Officer of the Company. The Company is negotiating with Mr. Cohen to settle any other severance due under his employment agreement. No final settlement has been reached.



(12)Based on a fair market value of $13.625, the closing price of the Company's Common Stock on December 3, 1994, the date of grant. The total number of restricted shares and the aggregate value of such shares on January 31, 1997, the last trading day of fiscal 1996, was 75,000 shares, valued at $75,000. The aggregate market value is based on a fair market value of $1.00, the closing price of the Company's Common Stock on January 31,
1997.   As part of the final settlement with Mr. Cohen regarding
severance due under his employment agreement, the shares will be forfeited.



(13)Includes $75,759 for relocation expenses related to Mr.
Zamberlan's employment as Executive Vice President, Stores of the Company and reimbursement for tax liabilities related to such relocation expenses.

(14)Includes $1,380 which is the premium paid by the Company with respect to term life insurance for the calendar year ended December 31, 1996, and $1,225,000 as a severance payment upon Mr. Zamberlan's termination as Executive Vice President, Stores of the Company (see Severance Agreement with James Zamberlan below).



(15)Includes hiring bonus of $75,000 and relocation bonus of $50,000.



(16)Includes $44,678 for relocation expenses related to Mr.
Reeves' employment as Assistant to the Chairman of the Company and reimbursement for tax liabilities related to such relocation expenses.



(17)Includes $692 which is the premium paid by the Company with respect to term life insurance for the calendar year ended December 31, 1996, and $116,545 as a severance payment pursuant to the Severance Program (see Severance Program below) upon Mr. Reeves' termination as Assistant to the Chairman of the Company.



Retention Bonus Plan

In August 1995 the Company adopted, and in November 1995 the Bankruptcy Court approved, the Retention Bonus Plan (the "Retention Bonus Plan") for key employees. The Retention Bonus Plan provided incentives and rewards for (i) performance of key employees that met or exceeded expectations and (ii) continued employment. For periods after 1995, requirements for bonuses included attainment of threshold performance criteria
established by the Board of Directors.   With respect to the
Named Officers and certain other members of senior management of the Company, one-quarter of the amount of any bonus payable before such time as the Company has consummated a Chapter 11 plan of reorganization has been deferred, with interest, until the earlier of the date of consummation of such plan, or the date of termination of employment by the Company without cause, by the officer for good reason, or on account of death or disability. For the year ended February 1, 1997, no bonuses were paid under the Retention Bonus Plan because the Company
failed to meet the threshold performance level.   The Retention
Bonus Plan has been terminated and replaced by the Corporate Bonus Plan effective in February 1997 (see Corporate Bonus Plan below).



Corporate Bonus Plan

     In February 1997 the Company adopted, and in April 1997 the Bankruptcy Court approved, the Corporate Bonus Plan (the "Corporate Bonus Plan") which has replaced the Retention Bonus Plan beginning for 1997. The Corporate Bonus Plan provides incentives and rewards for (i) performance of key employees that meets or exceeds expectations and (ii) attainment of threshold performance criteria tied directly to the Company's 1997 business plan. The amount of the award would increase as the Company's performance exceeds the business plan. In addition, a discretionary fund in the amount of $500,000 has been established to provide bonuses to (a) non-bonus eligible employees based upon performance regardless of whether the Company achieves its target performance level and (b) bonus eligible employees based on performance if the Company does not achieve its target performance level.



     Under the Corporate Bonus Plan, the Company must obtain a minimum EBITDA (as defined) of $27 million, net of the anticipated costs of the Corporate Bonus Plan, in order for any employee to be eligible for an award (except for the discretionary fund mention above). For each $5 million of EBITDA improvement over the amount projected, the award increases by 25% of the base award up to a maximum increase of 100% of the award.

    With respect to the Named Officers and certain other members of senior management of the Company, one-quarter of the amount of any bonus payable before such time as the Company has consummated a Chapter 11 plan of reorganization will be deferred, with interest, until the earlier of the date of consummation of such plan, or the date of termination of employment by the Company without cause, by the officer for good reason, or on account of death or disability.



Enterprise Appreciation Incentive Plan

     In August 1995 the Company adopted, and in November 1995 the Bankruptcy Court approved, the Enterprise Appreciation Incentive Plan (the "Incentive Plan"). The Incentive Plan is intended to provide an incentive to those key executives whose management and individual performance will have a direct impact on increasing the long-term value of the Company. The Incentive Plan is also designed to encourage those executives to remain with the Company during the Chapter 11 reorganization and to provide competitive long-term compensation in the absence of a traditional equity-based plan. All members of the Company's senior management are eligible to be selected by the Board of Directors to participate in the Incentive Plan.



     Under the Incentive Plan, each participant has been granted an equity incentive award payable on June 23, 2000 (the fifth anniversary of the Chapter 11 filing date) equal to the increase in the value of the Company (as determined by appraisal) over the five years ending on June 23, 2000. Each participant's interest in the Incentive Plan vests in equal installments over the five-year period, subject to acceleration in certain situations. In the event a participant terminates his or her employment without good reason or is terminated with cause prior to June 23, 2000, then the participant forfeits his or her rights under the Incentive Plan.



     Awards under the Incentive Plan will be paid promptly following June 23, 2000 in the form of 60% cash and the balance in cash, notes and stock as described thereunder. In no event will the total of all benefits payable under the Incentive Plan exceed the lesser of $20,000,000 or 13% of the total appreciation in the value of the Company during the five-year period. The extent of the participation by Mr. Thorner in the Incentive Plan is specified in his employment agreement (see Employment Agreement with Peter Thorner below). The maximum benefit of the other participants (exclusive of Messrs. Cohen and Thorner) in the Incentive Plan will not exceed the lesser of $6,153,846 or 4% of the total appreciation in the value of the Company during the five-year period. The interest of other members of senior management who are participating in the Incentive Plan will be designated by the Company's Chief Executive Officer, subject to approval by the Board of Directors, on the date of substantial consummation of the Company's plan of reorganization.



Severance Program

     In August 1995 the Company adopted and in November 1995 the Bankruptcy Court approved, a severance program (the "Severance Program") that covers all officers, Vice President and above, and certain other employees of the Company, but not including Mr. Thorner who has a separate employment agreement (see Employment Agreement with Peter Thorner below) and Messrs. Cohen and Zamberlan who have separate severance arrangements (See Employment Agreement with Mark Cohen and Severance Agreement with James Zamberlan below). If the employment of any participant in the Severance Program is terminated other than for cause, death, disability or by the employee, then salary is guaranteed, subject to mitigation by other employment, for up to eighteen months for the

President, Executive Vice Presidents and Senior Vice Presidents and twelve months for Vice Presidents and a lump-sum payment equal to six months of salary is paid to certain other employees. Certain participants would also receive a lump-sum payment equal to the amount of any incentive payment for the fiscal year in which the termination occurred (the "Severance Lump Sum").



     If the employment of any participant is terminated other than for cause, death, disability or retirement, or is terminated under certain other circumstances, within one year following a change of control of the Company, then the employee will receive a lump-sum payment. The payment is the Severance Lump Sum Amount plus one and one-half times the annual salary in effect immediately prior to the change of control (the "Annual Salary") for the President, Executive Vice Presidents and Senior Vice Presidents, one times the Annual Salary for Vice Presidents and one-half times the Annual Salary for certain other employees. For purposes of the Severance Program, a change of control includes but is not limited to the acquisition by any person of beneficial ownership of 50% or more of the Company's outstanding voting securities, or the failure of the individuals who constituted the Board of Directors in August 1995 continue to constitute a majority of the Board unless the election of the new directors has been approved by the incumbent directors.





Stock Option Plan for Key Employees

     There were no options granted to employees in 1996. There were no options exercised by any of the Named Officers during 1996. The following table sets forth information regarding the fiscal year-end number and value of unexercised stock options held by the Named Officers.



               Aggregated Option Exercises in Last Fiscal Year
                    and Fiscal Year End Option Values


                                            Number of Securities         Value of Unexercised
                                            Underlying Unexercised        In-The-Money Options
                  Shares Acquired   Value   Options at Fiscal Year End    at Fiscal Year End(1)
       Name        on Exercise    Realized  Exercisable Unexercisable   Exercisable Unexercisable
       ----       --------------- --------  ----------- ------------- ----------- -------------


Peter Thorner           0            $0       20,000        80,000          $0          $0

Timothy L. Worcester    0            $0            -             -           -           -

Cornelius F. Moses,III  0            $0            -             -           -           -

James C. Sparks         0            $0        6,000         9,000          $0          $0

Robert W. Benenati      0            $0            -             -           -           -

Mark A. Cohen           0            $0       40,000       160,000          $0          $0

James M. Zamberlan      0            $0            -             -           -           -

John F. Reeves          0            $0            - -           -           -

-------------------------






(1) Based on a fair market value of $1.00, the closing price of the Company's Common Stock on January 31, 1997, the last trading day of 1996.

Retirement Plans

     The Company maintains a qualified retirement plan (the "Retirement Plan") for its eligible employees. The retirement benefits under the Retirement Plan are determined pursuant to a benefit formula that takes into account the employee's Final Average Compensation (as defined in the Retirement Plan), and/or years of service, up to 30 years. All benefits under the Retirement Plan, except the minimum benefits, are subject to an integration offset based upon the employee's Covered Compensation (as defined in the Retirement Plan) or Final Average Compensation, if less. The Company also maintains a non-qualified Supplemental Executive Retirement Plan (the "Supplemental Plan") which, as of December 1, 1995, replaced the Excess Pension Plan which was terminated. Under the Supplemental Plan an eligible employee, upon normal retirement at age 65, may receive supplemental retirement benefits equal to 50% of his Final Average Compensation, minus the sum of his Social Security benefits and the annual benefit payable from the Retirement Plan. The benefits from the Supplemental Plan are payable in the form of a single lump sum amount. The following table shows the estimated annual retirement benefits which will be payable to participating employees from the Retirement Plan and the Supplemental Plan in the form of a straight life annuity upon normal retirement at age 65 after selected periods of service. These benefits presented below do not reflect the Social Security offset described above and do not take into account any reduction for joint and survivor payments.



                            Pension Plan Table



                               Estimated Annual Retirement Benefits
                               ------------------------------------

           Final Average           10 Years            15 or More
           Compensation*          of Service        Years of Service
           -------------          ----------        ----------------

              $200,000             $66,666              $100,000

              $250,000             $83,333              $125,000

              $300,000             $100,000             $150,000

              $400,000             $133,333             $200,000

              $500,000             $166,666             $250,000

              $600,000             $200,000             $300,000

              $700,000             $233,333             $350,000

              $800,000             $266,666             $400,000

              $900,000             $300,000             $450,000

              $1,000,000           $333,333             $500,000

              $1,100,000           $366,666             $550,000

              $1,200,000           $400,000             $600,000

              $1,300,000           $433,333             $650,000

              $1,400,000           $466,666             $700,000

              $1,500,000           $500,000             $750,000

              $1,600,000           $533,333             $800,000



*Federal law limits the amount of compensation that may be taken into account in calendar year 1996 in calculating benefits under the Retirement Plan to $150,000 and limits the annual benefits that may be payable in calendar year 1996 to $120,000. These tax limits do not apply to benefits payable from the Supplemental Plan.

     Compensation recognized under the Retirement Plan is the participant's annualized rate of base salary. Compensation under the Supplemental Retirement Plan is the participant's base salary and bonus. The calculation of retirement benefits under both plans is generally based upon the participant's highest annual compensation averaged over three years. As of December 31, 1996, the years of credited service for the Retirement Plan for Messrs. Thorner, Worcester, Moses, Sparks, Benenati, Cohen, Zamberlan and Reeves were 2,1, 2, 2, 2, 2, 1 and 1, respectively. As of December 31, 1996, the years of credited service for the Supplemental Plan for Messrs. Thorner, Worcester, Moses, Sparks, Benenati, Cohen, Zamberlan and Reeves were 7, 1, 2, 2, 2, 7, 1 and 1, respectively.



Compensation of Directors

     Each director who is not an employee of the Company receives an annual retainer of $30,000. Directors who are also employees of the Company do not receive any remuneration for serving as directors.



Employment Agreement with Peter Thorner

     The Company has entered into a three-year employment agreement with Mr. Thorner, commencing as of October 26, 1995. Effective December 24, 1996, concurrent with his appointment as Chairman, President and Chief Executive Officer, Mr. Thorner will receive a minimum annual base salary of $725,000 and an annual incentive award of 55% of his base salary. While in Chapter 11, the annual incentive award is payable pursuant to the Corporate Bonus Plan. The annual incentive award could be increased to 110% of Mr. Thorner's base salary if certain maximum performance goals are met under the Corporate Bonus Plan. Under the employment agreement, one-quarter of the amount of any annual incentive bonus payable before the consummation of a Chapter 11 plan of reorganization would be deferred, with interest, until the earlier of the date of consummation of the plan or the date of termination of employment by the Company without cause, by the officer for good reason or on account of death or disability. In addition, the employment agreement provides for the payment by the Company of an equity incentive bonus (payable in cash, debt and equity securities) pursuant to the Incentive Plan determined by reference to the increase in value of the Company from the date of the bankruptcy filing to the fifth anniversary of the employment agreement, subject generally to vesting over five years. Under the employment agreement, Mr. Thorner is entitled to receive an annual nonrefundable advance of $150,000 towards his benefits under the Incentive Plan while he remains employed with the Company. Mr. Thorner's equity incentive bonus under the Incentive Plan would be at least $1,000,000 but would not exceed the lesser of $4,615,385 or 3% of the appreciation in value of the Company. The agreement also provides for certain retirement benefits, for reimbursement of certain legal, annual financial counseling and relocation expenses and participation in the Company's employee benefit plans. The employment agreement also provides that in the event of Mr. Thorner's termination of employment by the Company (including following a change in control of the Company) without cause, Mr. Thorner would generally be entitled to all payments and benefits called for under the agreement for the remainder of its term.

Employment Agreement with Mark A. Cohen

     The Company has entered into a five-year employment agreement with Mr. Cohen, commencing as of October 26, 1995. The agreement contains provisions that are similar to Mr. Thorner's agreement, except for the following differences. First, Mr. Cohen's minimum annual base salary was $900,000, and he was entitled to an annual incentive award of 65% of his base salary which could be increased to 130% of base salary upon consummation of a Chapter 11 plan of reorganization if certain performance goals were met. Mr. Cohen's maximum equity incentive bonus was the lesser of $9,230,769 or 6% of the Company's appreciation in value, and he was entitled to receive an annual nonrefundable advance of $300,000 while he remained employed by the Company.



     Mr. Cohen's employment with the Company was terminated as of December 24, 1996. The Company is currently negotiating a settlement agreement with Mr. Cohen to settle the payment of severance pursuant to the terms of his agreement. Mr. Cohen has already drawn down the full amount of the $5,000,000 letter of credit provided by the terms of his employment agreement and received certain other amounts. Any severance arrangement entered into by the Company will be subject to the approval of the Bankruptcy Court.



Severance Agreement with James Zamberlan

     In connection with the termination of Mr. Zamberlan's employment with the Company, the Company entered into a severance arrangement with Mr. Zamberlan as set forth in a severance agreement and escrow agreement, each dated as of January 31, 1997. In order to resolve all issues arising out of the employment agreement with Mr. Zamberlan, the Company has paid to Mr. Zamberlan a severance payment of $1,200,000 and a payment of $25,000 for legal fees incurred by Mr. Zamberlan.





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT



	Based on Schedule 13Ds and 13Gs filed with the Securities and Exchange Commission, the Company believes that no person owns beneficially more than 5% of the Company's outstanding Common
Stock as of April 4, 1997.



	The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 30, 1997 by (i) each of the Company's directors, (ii) the Named Officers and (iii) all directors and executive officers as a group.

                                    Amount and Nature of      Percent of Shares
Name of Beneficial Owner            Beneficial Ownership      Outstanding
-----------------------             --------------------      -----------------

Robert W. Benenati                               -                  -

Mark A. Cohen                               75,000                  *

John A. Curry (1)                           15,000                  *

John M. Friedman, Jr. (1)                    5,000                  *

Robert G. Lynn                                   -                  -

Cornelius F. Moses, III                          -                  -

Patricia M. Pomerleau (1)                   15,000                  *

John F. Reeves                              10,000                  *

Sheldon Rutstein (1)                        10,000                  *

James C. Sparks (2)                         11,000                  *

Peter Thorner (3)                           61,459                  *

Timothy L. Worcester                             -                  -

James M. Zamberlan                               -                  -

All directors and executive officers
   as a group (sixteen people) (4)         204,315                1.2%
-----------------------------------



*Less than 1% of the outstanding shares of Common Stock.



(1) The entire amount of the Company's Common Stock set forth are shares of Common Stock subject to options that are exercisable within 60 days of April 30, 1997.



(2) Excludes 6,000 shares of Common Stock subject to options held by Mr. Sparks that are exercisable within 60 days of April
30, 1997.



(3) Includes 40,000 shares of Common Stock subject to options held by Mr. Thorner that are exercisable within 60 days of April
30, 1997.



(4) Includes a total of 102,072 shares of Common Stock subject to options held by the directors and executive officers that are exercisable within 60 days of April 30, 1997.





ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     John M. Friedman, Jr., a Director of the Company, is a former partner of Dewey Ballantine, a law firm retained by the Company. Mr. Friedman resigned from Dewey Ballantine in April
1996 and became a Director of the Company in May 1996.

PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K



(a)  1.  Financial Statements



         Consolidated statements of operations for the years ended February 1,

         1997, February 3, 1996 and January 28, 1995.

         Consolidated balance sheets as of February 1, 1997 and February 3,

         1996.

         Consolidated statements of cash flows for the years ended February 1,

         1997, February 3, 1996 and January 28, 1995.

         Consolidated statements of stockholders' equity
(deficiency) for the

         years ended February 1, 1997, February 3, 1996 and
January 28, 1995.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.



     2.  Financial Statement Schedules



         All financial statement schedules are omitted, as the required information is not applicable or is included in the consolidated financial statements or related notes.



     3.  Exhibits



         The exhibits required to be filed by item 601 of Regulation S-K are listed in the accompanying Exhibit Index.



(b) 	    Reports on Form 8-K



         The following report on Form 8-K was filed during the 13 weeks ended February 1, 1997:



         Date of Report      Date of Filing   Item Number Description

         --------------      --------------   ----------- -----------

         January 28, 1997    January 29, 1997      5      Fiscal 1997
                                                          disclosure of
                                                          summary financial
                                                           plan
                                                          and amendment
                                                           to
                                                          DIP Facility.



         December 17, 1996   December 18, 1996     5      Disclosure of
                                                           third
                                                          quarter
                                                           and
                                                          year-to-date
                                                          results
                                                          compared
                                                          to plan.

                                 BRADLEES, INC.

                                AND SUBSIDIARIES



                                    SIGNATURES

                                    ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Braintree, Commonwealth of Massachusetts on April 30, 1997:



      BRADLEES, INC.



By:  /s/ PETER THORNER                  By:  /s/CORNELIUS F. MOSES, III
     --------------------------              ---------------------------
     Peter Thorner                           Cornelius F. Moses, III
     Chairman and                            Senior Vice President
     Chief Executive Officer                 Chief Financial Officer
     (Principal Executive Officer)           (Principal Financial and
                                              Accounting Officer)



                                        By:  /s/ RICK C. WELKER
                                             ---------------------------
                                             Rick C. Welker
                                             Vice President and
                                             Controller







     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the date indicated.



     Signature                 Title                Date



/s/ JOHN A. CURRY

--------------------------    Director         April 30, 1997

    John A. Curry





/s/ JOHN FRIEDMAN, JR.        Director         April 30, 1997

--------------------------

    John Friedman, Jr.





/s/ PATRICIA M. POMERLEAU     Director         April 30, 1997

--------------------------

    Patricia M. Pomerleau





/s/ SHELDON RUTSTEIN          Director         April 30, 1997

--------------------------

    Sheldon Rutstein





/s/ MARK A. COHEN             Director         April 30, 1997

---------------------------

    Mark A. Cohen

                                INDEX TO EXHIBITS

                                -----------------



Exhibit                                                     Sequentially
  No.              Description                              Numbered Page





  3.1*    Restated Articles of Organization of Bradlees, Inc.,

          is incorporated by reference from Amendment No. 4 to

          the Company's Form S-1 Registration No. 33-47720,

          Part II, Item 16, Exhibit 3.1, as filed with the

          Securities and Exchange Commission on June 16, 1992.



  3.2*    By-Laws of Bradlees, Inc., is incorporated by

          reference from the Company's Form S-4 Registration

          No. 33-60068, Part II, Item 21, Exhibit 3.2, as filed

          with the Securities and Exchange Commission on March

          26, 1993.



  4.1*    Indenture between Bradlees, Inc. and Fleet Bank of

          Massachusetts, N.A., as Trustee, relating to the 2003

          Notes (including form of 2003 Note) is incorporated

          by reference from the Company's Form S-4 Registration

          No. 33-60068, Part II, Item 21, Exhibit 4.1, as filed

          with the Securities and Exchange Commission on March

          26, 1993.



  4.2*    Form of Indenture between Bradlees, Inc. and Fleet

          Bank of Massachusetts, N.A., as Trustee, relating to

          the Exchange Notes (including form of Exchange Note)

          is incorporated by reference from the Company's Form

          S-4 Registration No. 33-60068, Part II, Item 21,

          Exhibit 4.2, as filed with the Securities and

          Exchange Commission on March 26, 1993.



  4.3*    Indenture, dated as of August 1, 1992, between

          Bradlees, Inc. and State Street Bank and Trust

          Company, as Trustee, relating to the 2002 Notes is

          incorporated by reference from Amendment No. 1 to the

          Company's Form S-1, Registration No. 33-49436, Part

          II, Item 16, Exhibit 4.1, as filed with the

          Securities and Exchange Commission on July 29, 1992.



  10.1*    Credit Agreement, dated as of March 3, 1993, among

          Bradlees, Inc., various lending institutions and

          Bankers Trust Company as Agent, is incorporated by

          reference from the Company's Form S-4, Registration

          No. 33-60068, Part II, Item 21, Exhibit 10.2, as

          filed with the Securities and Exchange Commission on

          March 26, 1993.

                                INDEX TO EXHIBITS

                                -----------------



Exhibit                                                      Sequentially
   No.               Description                             Numbered Page
------               -----------                             -------------



 10.2*    First Amendment to Credit Agreement, dated as of

          April 26, 1993, among Bradlees, Inc., various lending

          institutions and Bankers Trust Company as Agent, is

          incorporated by reference from Amendment

          No. 2  to the Company's Form S-4, Registration No.

          33-60068, Part II, Item 21, Exhibit 10.14, as filed

          with the Securities and Exchange Commission on May

          21, 1993.



 10.3*    Second Amendment to Credit Agreement, dated as of

          June 24, 1993, among Bradlees, Inc., various lending

          institutions and Bankers Trust Company as Agent, is

          incorporated by reference from the Company's Form

          10-Q for the quarterly period ended May 22, 1993,

          Part II, Item 6, Exhibit 10, as filed with the

          Securities and Exchange Commission on July 2, 1993.



 10.4*    Third Amendment to Credit Agreement, dated as of

          September 20, 1993, among Bradlees, Inc., various

          lending institutions and Bankers Trust Company as

          Agent, is incorporated by reference from the

          Company's Form 10-Q for the quarterly period ended

          November 6, 1993, Part II, Item 6, Exhibit 10, as

          filed with the Securities and Exchange Commission on

          December 20, 1993.



 10.5*    Fourth Amendment to Credit Agreement, dated as of

          September 15, 1994, among Bradlees, Inc., various

          lending institutions and Bankers Trust Company as

          Agent, is incorporated by reference from the

          Company's Form 10-Q for the quarterly period ended

          August 13, 1994, Part II, Item 6, Exhibit 10, as

          filed with the Securities and Exchange Commission

          on September 27, 1994.



 10.6*    Fifth Amendment to Credit Agreement, dated as of

          April 17, 1995,  among Bradlees, Inc., various

          lending institutions and Bankers Trust Company as

          Agent, is incorporated by reference from the

          Company's Form 10-K for the fiscal year ended

          January 28, 1995, Part IV, Item 14(a)(3), Exhibit

          10.6, as filed with the Securities and Exchange

          Commission on April 28, 1995.

                                INDEX TO EXHIBITS

                                -----------------



Exhibit                                                   Sequentially
   No.          Description                               Numbered Page
------          -----------                               -------------





 10.7*    Stock Purchase Agreement among the Company, Bradlees

          Administrative Co., Inc., Stop & Shop and the

          Bradlees Holding Companies, is incorporated by

          reference from Amendment No. 7 to the Company's

          Form S-1, Registration No. 33-47720, Part II, Item

          16, Exhibit 10.2, as filed with the Securities and

          Exchange Commission on July 1, 1992.



 10.8*    Restricted Stock Plan is incorporated by reference

          from Amendment No. 6 to the Company's Form S-1,

          Registration No. 33-47720, Part II, Item 16,

          Exhibit 10.3, as filed with the Securities and

          Exchange Commission on June 29, 1992.



 10.9*    Amendment No. 1 to Restricted Stock Plan is

          incorporated by reference from the Company's Form

          10-Q for the quarterly period ended November 5, 1994,

          Part II, Item 6, Exhibit 10.7, as filed with the

          Securities and Exchange Commission on December 20,

          1994.



 10.10*   Key Employee Stock Option Plan is incorporated by

          reference from Amendment No. 6 to the Company's

          Form S-1, Registration No. 33-47720, Part II, Item

          16, Exhibit 10.7, as filed with the Securities and

          Exchange Commission on June 29, 1992.



 10.11*   Amendment No. 1 to Key Employee Stock Option Plan is

          incorporated by reference from the Company's Form

          10-Q for the quarterly period ended November 5, 1994,

          Part II, Item 6, Exhibit 10.8, as filed with the

          Securities and Exchange Commission on December 20,

          1994.



 10.12*   Form of Restricted Stock Agreement is incorporated

          by reference from Amendment No. 6 to the Company's

          Form S-1, Registration No. 33-47720, Part II, Item

          16, Exhibit 10.8, as filed with the Securities and

          Exchange Commission on June 29, 1992.



 10.13*   1993 Non-Employee Directors' Stock Option Plan is

          incorporated by reference from the Company's Form

          10-Q for the quarterly period ended August 14, 1993,

          Part II, Item 6, Exhibit 10, as filed with the

          Securities and Exchange Commission on September 27,

          1993.

                                INDEX TO EXHIBITS

                                -----------------



Exhibit                                                  Sequentially
   No.                Description                        Numbered Page
------                -----------                        ------------





 10.14*   Transitional Reimbursement Agreement is

          incorporated by reference from Amendment No. 3

          to the Company's Form S-1, Registration No.

          33-47720, Part II, Item 16, Exhibit 10.10,

          as filed with the Securities and Exchange

          Commission on June 16, 1992.



 10.15*   Management Information Reimbursement Agreement is

          incorporated by reference from Amendment No. 3

          to the Company's Form S-1, Registration No.

          33-47720, Part II, Item 16, Exhibit 10.11, as filed

          with the Securities and Exchange Commission on June

          16, 1992.



 10.16*   Product Supply Agreement is incorporated by

          reference from Amendment No. 3 to the Company's

          Form S-1, Registration No. 33-47720, Part II, Item

          16, Exhibit 10.12, as filed with the Securities and

          Exchange Commission on June 16, 1992.



 10.17*   Trailer Option Agreement is incorporated by reference

          from Amendment No. 3 to the Company's Form S-1,

          Registration No. 33-47720, Part II, Item 16, Exhibit

          10.13, as filed with the Securities and Exchange

          Commission on June 16, 1992.



 10.18    Letter Agreement, dated March 28, 1995, amending the

          Product Supply Agreement, Transitional Reimbursement

          Agreement and Management Information Reimbursement

          Agreement.



 10.19    Amendment No. 1, dated as of October 31, 1994, to

          Management Information Reimbursement Agreement.



 10.20    Amendment No. 2, dated as of August 11, 1996, to

          Management Information Reimbursement Agreement.



 10.21*   Employment Agreement dated as of October 18, 1994

          among Bradlees Stores, Inc., Bradlees, Inc. and Barry

          A. Berman is incorporated by reference from the

          Company's Form 10-Q for the quarterly period ended

          November 5, 1994,  Part II, Item 6, Exhibit 10.1, as

          filed with the Securities and Exchange Commission on

          December 20, 1994.

                                INDEX TO EXHIBITS

                                -----------------



Exhibit                                                    Sequentially
   No.                  Description                       Numbered Page
------                  -----------                       -------------





 10.22*   Amended and Restated Employment Agreement dated as of

          October 26, 1995 between and among Bradlees, Inc.,

          Bradlees Stores, Inc. and Mark A. Cohen is

          incorporated by reference from the Company's Form

          10-Q for the quarterly period ended October 28, 1995,

          Part II, Item 6, Exhibit 10.2, as filed with the

          Securities and Exchange Commission on December 12,

          1995.



 10.23*   Stock Option Agreement dated December 3, 1994 between

          Bradlees, Inc. and Mark A. Cohen is incorporated by

          reference from the Company's Form 10-Q for the

          quarterly period ended November 5, 1994,  Part II,

          Item 6, Exhibit 10.3, as filed with the Securities

          and Exchange Commission on December 20, 1994.



 10.24*   Stock Option Agreement dated December 3, 1994 between

          Bradlees, Inc. and Mark A. Cohen is incorporated by

          reference from the Company's Form 10-Q for the

          quarterly period ended November 5, 1994,  Part II,

          Item 6, Exhibit 10.4, as filed with the Securities

          and Exchange Commission on December 20, 1994.



10.25*,** Stock Option Agreement dated December 3, 1994 between

          Bradlees, Inc. and Mark A. Cohen is incorporated by

          reference from the Company's Form 10-Q for the

          quarterly period ended November 5, 1994,  Part II,

          Item 6, Exhibit 10.5, as filed with the Securities

          and Exchange Commission on December 20, 1994.



10.26*,** Restricted Stock Agreement dated as of December 3,

          1994 between Bradlees, Inc. and Mark A. Cohen is

          incorporated by reference from the Company's Form

          10-Q for the quarterly period ended November 5, 1994,

          Part II, Item 6, Exhibit 10.6, as filed with the

          Securities and Exchange Commission on December 20,

          1994.



 10.27*   Amended and Restated Employment Agreement dated as of

          October 26, 1995 between and among Bradlees, Inc.,

          Bradlees Stores, Inc. and Peter Thorner is

          incorporated by reference from the Company's Form

          10-Q for the quarterly period ended October 28, 1995,

          Part II, Item 6, Exhibit 10.2, as filed with the

          Securities and Exchange Commission on December 12,

          1995.

                                INDEX TO EXHIBITS

                                -----------------



Exhibit                                                  Sequentially
   No.                   Description                    Numbered Page
------                   -----------                    -------------



 10.28*   Employment Agreement dated as of August 28, 1995

          between and among Bradlees, Inc., Bradlees Stores,

          Inc. and James M. Zamberlan is incorporated by

          reference from the Company's Form 10-Q for the

          quarterly period ended October 28, 1995, Part II,

          Item 6, Exhibit 10.3, as filed with the Securities

          and Exchange Commission on December 12, 1995.



 10.29*   Bradlees, Inc. and Bradlees Stores, Inc. Retention

          Bonus Plan for Fiscal Year Ending February 3, 1996

          and Subsequent Fiscal Years is incorporated by

          reference from the Company's Form 10-K for the year

          ended February 3, 1996, Part IV, Item 14(a)(3),

          Exhibit 10.26, as filed with the Securities and

          Exchange Commission on May 3, 1996.



 10.30*   Bradlees, Inc. and Bradlees Stores, Inc. Enterprise

          Appreciation Incentive Plan Effective June 23, 1995

          is incorporated by reference from the Company's Form

          10-Q for the quarterly period ended October 28,

          1995, Part II, Item 6, Exhibit 10.5, as filed with

          the Securities and Exchange Commission on December

          12, 1995.



 10.31*   Debtor-in-Possession Revolving Credit and Guaranty

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

          Co., Inc. and the Subsidiaries of the Borrower as

          Guarantors, is incorporated by reference from the

          Company's Form 8-K dated July 26, 1995, Item 7,

          Exhibit 10.1, as filed with the Securities and

          Exchange Commission on July 27, 1995.



 10.32*   First Amendment, dated as of June 30, 1995, to

          Debtor-in-Possession Revolving Credit and Guaranty

          Agreement, is incorporated by reference from the

          Company's Form 8-K dated July 26, 1995, Item 7,

          Exhibit 10.2, as filed with the Securities and

          Exchange Commission on July 27, 1995.



 10.33*   Second Amendment, dated as of August 9, 1995, to

          Debtor-in-Possession Revolving Credit and Guaranty

          Agreement, is incorporated by reference from the

          Company's Form 10-Q for the quarterly period ended

          August 12, 1995, Part II, Item 6, Exhibit 10.3, as

          filed with the Securities and Exchange Commission on

          September 26, 1995.

                                INDEX TO EXHIBITS

                                -----------------



Exhibit                                                   Sequentially
   No.             Description                           Numbered Page
------             -----------                           -------------





 10.34*   Third Amendment, dated as of March 15, 1996, to

          Debtor-in-Possession Revolving Credit and Guaranty

          Agreement, dated as of June 23, 1995, between

          Chemical Bank, as Agent and Societe Generale, as

          Co-Agent, and Bradlees Stores, Inc., a Debtor-in-

          Possession, with Bradlees Administrative Co., Inc.

          and the Subsidiaries of the Borrower as Guarantors,

          is incorporated by reference from the Company's Form

          8-K dated March 29, 1996, Item 7, Exhibit 10.4, as

          filed with the Securities and Exchange Commission on

          April 1, 1996.



 10.35*   Fourth Amendment, dated as of September 13, 1996, to

          Debtor-in-Possession  Revolving Credit and Guaranty

          Agreement, dated as of June 23, 1995, between The

          Chase Manhattan Bank, as Agent and Societe Generale,

          as Co-Agent, and Bradlees Stores, Inc., a Debtor-in-

          Possession, with Bradlees Administrative Co., Inc.

          and the Subsidiaries of the Borrower as Guarantors,

          is incorporated by reference from the Company's Form

          10-Q for the quarterly period ended August 3, 1996,

          Part II, Item 6, Exhibit 10.5, as filed with the

          Securities and Exchange Commission on September 17,

          1996.



 10.36*   Fifth Amendment, dated as of January 13, 1997, to

          Debtor-in-Possession Revolving Credit and Guaranty

          Agreement, is incorporated by reference from the

          Company's Form 8-K dated January 28, 1997, Item 7,

          Exhibit 10.6, as filed with the Securities and

          Exchange Commission on January 29, 1997.



 10.37    Sixth Amendment, dated as of March 20, 1997, to

          Debtor-in-Possession Revolving Credit and Guaranty

          Agreement.



 10.38*   Bradlees, Inc. and Bradlees Stores, Inc.

          Supplemental Executive Retirement Plan Effective

          December 1, 1995 is incorporated by reference from

          the Company's Form 10-K for the year ended

          February 3, 1996, Part IV, Item 14(a)(3), Exhibit

          10.32, as filed with the Securities and Exchange

          Commission on May 3, 1996.

                                INDEX TO EXHIBITS

                                -----------------



Exhibit                                                       Sequentially
   No.               Description                              Numbered Page
------               -----------                              -------------





 10.39*   Form of Senior Vice President Severance Agreement is

          incorporated by reference from the Company's Form

          10-K for the year ended February 3, 1996, Part IV,

          Item 14(a)(3), Exhibit 10.33, as filed with the

          Securities and Exchange Commission on May 3, 1996.



 10.40    Form of Revised Senior Vice President Severance

          Agreement.



 10.41     Form of President Severance Agreement.



 10.42    Severance Agreement dated as of January 31, 1997 by

          and between Bradlees Stores, Inc., Bradlees, Inc. and

          James M. Zamberlan, and Escrow Agreement dated as of

          January 31, 1997 by and among James M. Zamberlan,

          Bradlees, Inc. and Bradford J. Smith, Esq. of

          Goodwin, Procter & Hoar LLP.



 11       Computation of earnings per share.

 21*      Subsidiaries of the Registrant is incorporated by

          reference from the Company's Form 10-K for the fiscal

          year ended January 28, 1995, Part IV, Item 14 (a)(3),

          Exhibit 21, as filed with the Securities and Exchange

          Commission on April 28, 1995.



 23       Consent of Deloitte & Touche LLP, Independent

          Auditors.



 *Previously filed.

**Confidential treatment has been requested for omitted portions.

INDEPENDENT AUDITORS' REPORT





To the Board of Directors and

Stockholders of Bradlees, Inc., Debtor-in-Possession:



We have audited the accompanying consolidated balance sheets of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended February 1, 1997, February 3, 1996, and January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bradlees, Inc. and subsidiaries at February 1, 1997 and February 3, 1996, and the results of its operations and its cash flows for the years ended February 1, 1997, February 3, 1996, and January 28, 1995 in conformity with generally accepted accounting principles.



As discussed in Notes 1 and 3, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.



The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's 1996 and 1995 losses from operations and stockholders' deficiency raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1.
The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.



As discussed in Note 14 to the consolidated financial statements, effective January 30, 1994, the Company adopted
Statement of Financial Accounting Standards No. 112, "Employers'
Accounting for Post-employment Benefits."

Boston, Massachusetts

March 20, 1997

                                 BRADLEES, INC.

                                AND SUBSIDIARIES

                      (Operating as Debtor-in-Possession)



                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands except per share amounts)



                           52 Weeks ended    53 Weeks ended   52 Weeks ended
                          February 1, 1997  February 3, 1996 January 28, 1995



Total sales                   $1,619,444     $ 1,840,926      $1,978,261

Leased sales                      57,726          60,158          61,706
                               ---------       ---------       ---------
Net sales                      1,561,718       1,780,768       1,916,555

Cost of goods sold             1,127,651       1,289,077       1,325,395

Gross margin                     434,067         491,691         591,160

Leased department and other
operating income                  12,850          14,075          18,565
                                --------        --------        --------
                                 446,917         505,766         609,725



Selling, store operating,
  administrative and
  distribution expenses          505,926         575,220         520,289

Depreciation and
  amortization expense            40,750          52,853          48,957

Gain on disposition of properties (1,739)              -               -

Interest and debt expense         10,165          25,278          30,468

Impairment of long-lived assets   40,782          99,358               -

Reorganization items              69,792          65,003               -
                                --------         -------         --------
Earnings (loss) before income
  taxes and cumulative effect of
  accounting change             (218,759)       (311,946)         10,011

Income tax expense (benefit)           -        (104,533)          4,205
                               ---------        --------         --------
Earnings (loss) before cumulative
  effect of accounting change   (218,759)       (207,413)          5,806

Cumulative effect of accounting
  change, net of income tax
  benefit                              -               -            (485)
                               ----------       --------           -----
Net earnings (loss)            ($218,759)      ($207,413)         $5,321
                               ==========       ========           =====
Net earnings (loss) per share:
 Earnings (loss) before
  cumulative effect of
  accounting change              $(19.17)       $ (18.17)         $ 0.51
                               ==========       =========         ======
 Cumulative effect of
 accounting change, net of
 income tax benefit                    -               -           (0.04)
                               ----------        --------         -------
Net earnings (loss) per share   $ (19.17)       $ (18.17)         $ 0.47
                               ==========        ========         =======
Number of shares used in
  earnings (loss) per share
  calculation (in thousands)      11,412          11,416          11,353
                                  ======          ======          ======


 See accompanying Notes to Consolidated Financial Statements

                               BRADLEES, INC.

                              AND SUBSIDIARIES

                     (Operating as Debtor-in-Possession)

                         CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)


                                         February 1,1997  February 3,1996
                                         ---------------  ---------------



 Assets

Current assets:

Unrestricted cash and cash equivalents          $ 10,025       $63,012

Restricted cash and cash equivalents               9,126         1,194
                                                ---------    ---------

 Total cash and cash equivalents                  19,151        64,206
                                                ---------    ---------


Accounts receivable                                8,240        10,536

Refundable income taxes                                -        24,576

Inventories                                      236,920       282,270

Prepaid expenses                                   8,466        10,008

Assets held for sale(principally real estate)      8,419         8,954
                                                ---------    ---------

 Total current assets                            281,196       400,550
                                                ---------    ---------


Property, plant and equipment, net               163,641       207,496
                                                ---------     --------

 Other assets:
Lease interests and lease acquisition costs,net  150,229       186,626

Assets held for sale (principally real estate)     5,250           -

Other, net                                         3,884         3,990
                                                ---------    ---------
 Total other assets                              159,363       190,616
                                                ---------    ---------

 Total assets                                  $ 604,200      $798,662
                                               =========     =========

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable                               $ 115,315      $148,870

Accrued employee compensation and benefits        13,317        15,328

Self-insurance reserves                            7,086         7,426

Other accrued expenses                            32,607        26,129

Short-term debt                                   42,500            -

Current portion of capital lease obligations       1,722         2,602
                                                ---------    ---------
 Total current liabilities                       212,547       200,355
                                                ---------     --------

Long-term debt                                    33,296        53,396

Deferred income taxes                              8,581         8,581

Self-insurance reserves                           14,386        14,852

Other long-term liabilities                       27,642        26,723



Liabilities subject to settlement under the
reorganization case                              571,041       539,765

Commitments and contingencies (Note 13)

Stockholders' equity (deficiency):

Common stock - 11,394,433 shares outstanding
(11,416,656 at 2/3/96)

Par value                                            115           115

Additional paid-in-capital                       137,951       137,951

Unearned compensation                               (167)         (793)

Accumulated deficit                             (400,525)     (181,766)

Treasury stock, at cost-73,296 shares
   (51,073 at 2/3/96)                               (667)         (517)
                                                ---------      -------
 Total stockholders' deficiency                 (263,293)      (45,010)
                                                ---------     ---------

Total liabilities and stockholders' deficiency  $604,200      $798,662
                                                =========     =========

See accompanying Notes to Consolidated Financial Statements.

                                BRADLEES, INC.
                               AND SUBSIDIARIES
                    (Operating as Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                     52 Weeks      53 Weeks     52 Weeks
                                       ended         ended       ended
                                    Feb. 1, 1997  Feb. 3, 1996 Jan. 28, 1995
                                    ------------  ------------ -------------


Cash Flows From Operating Activities:

Net earnings (loss)                   $(218,759)    $(207,413)    $ 5,321

Adjustments to reconcile net
  earnings (loss) to cash provided
  (used) by operating activities:

Cumulative effect of accounting change        -             -         485

Depreciation and amortization            40,750        52,853      48,957

Impairment of long-lived assets          40,782        99,358           -

Amortization of deferred financing costs  2,154         1,475       1,313

Stock compensation                            -           701       1,067

Deferred income taxes                         -       (79,957)      1,321

Reorganization items                     69,792        65,003           -

Gain on disposition of properties        (1,739)            -           -

Increase (decrease) in cash resulting
  from changes in:

Accounts receivable                       2,296         6,819      (3,547)

Inventories                              44,293        16,848     (35,341)

Prepaid expenses                          1,542           372         934

Refundable income taxes                  24,576       (24,546)          -

Other assets                             (1,464)       (1,359)          -

Accounts payable                        (32,319)       96,431      74,484

Accrued expenses                          1,830         4,935     (15,399)
                                        --------      --------   --------
Net cash (used) provided by operating
activities before reorganization items  (26,266)       31,490      79,595
                                        --------      --------   --------

 Operating cash flows from
   reorganization items:
Interest income received                  1,445         2,965           -

Bankruptcy-related professional
   fees paid                            (10,756)       (2,250)          -

Other reorganization expenses paid,net  (17,572)       (3,084)          -
                                        --------       --------   --------
Net cash used by reorganization items   (26,883)       (2,369)          -
                                        --------       --------   --------

 Net cash provided (used) by operating
   activities                           (53,149)       29,121      79,595
                                        --------      --------    --------

 Cash Flows from Investing Activities:
Capital expenditures, net               (27,527)      (36,964)    (92,599)

Lease acquisition costs                       -           (65)     (2,620)

Increase in restricted cash and
   cash equivalents                      (7,932)       (1,194)          -
                                        --------       --------   --------
 Net cash used in investing activities  (35,459)      (38,223)    (95,219)
                                        --------      --------    --------

 Cash Flows From Financing Activities:
Principal payments on long-term debt     (2,707)       (5,794)     (6,829)

Payments of liabilities subject to
  settlement                             (5,327)      (11,764)          -

Proceeds from sales of assets             1,739             -       5,150

Borrowings under pre-petition
   revolving loan facility                    -        72,500      21,000

Borrowings under financing obligation         -        12,801           -

Borrowings under DIP facility            42,500             -           -

Deferred financing costs                   (584)       (4,047)     (2,500)

Other common stock activity, net              -           (18)        145

Dividends paid                                -        (1,712)     (6,781)
                                        --------       --------  --------

 Net cash provided by financing
   activities                            35,621        61,966      10,185
                                        --------      --------   --------

                                       (CONTINUED)



Net increase (decrease) in unrestricted
   cash and cash equivalents             (52,987)       52,864    (5,439)

Unrestricted cash and cash equivalents:
Beginning of period                       63,012        10,148    15,587
                                        --------      --------- ---------

 End of period                           $10,025      $ 63,012  $ 10,148
                                        ========      ========= =========

Supplemental disclosure of
  cash flow information:

Cash paid for interest                   $ 2,208      $ 14,484  $ 24,906

Cash paid (received) for income taxes   $(25,046)     $ (2,869) $  8,986

Supplemental schedule of noncash
  (investing and financial) activities:

Capital lease obligations incurred      $      -       $ 8,398  $ 23,642





See accompanying Notes to Condensed Consolidated Financial
Statements.

                                BRADLEES, INC.

                               AND SUBSIDIARIES

                    (Operating as Debtor-In-Possession)



           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

               (Dollars in thousands except per share amounts)










                                                                     Retained
                                                                     Earnings
                           Common Stock      Additional                                  Shareholders'
                                                          Unearned    (Accum.   Treasury  Equity
                        Shares    Amount  Paid-in-Capital    Comp.     Deficit)   Stock  (Deficiency)
Bal. at Jan. 29, 1994  11,267,882   $113      $136,757     $(1,636)    $28,819   $(373)    $163,680

Restricted stock-grant     75,000      -           758        (758)        -         -            -

Rest. stock-forfeitures   (14,190)     -             -         207         -      (207)           -

Rest. stock-amortization        -      -             -         490         -         -          490

Deferred salary option
   plan grant              45,000      -           290           -         -       287          577

Stock options exercised    20,920      -           272           -         -         -          272

Other treasury stock
  activity, net            (9,358)     -             -           -         -      (127)        (127)

Net earnings                    -      -             -           -       5,321       -        5,321

Dividends ($0.60 per share)     -      -             -           -      (6,781)      -       (6,781)
                       -----------   -----   ----------    --------    --------   -----    ----------

Bal. at Jan. 28, 1995  11,385,254     113      138,077      (1,697)     27,359    (420)     163,432

Rest. stock-grant          25,000       1          232        (232)         -        -            1

Rest. stock-revaluation         -       -         (628)        628          -        -            -

Rest. stock-forfeitures   (13,139)      -            -          79          -      (79)           -

Rest. stock-amortization        -       -            -         429          -        -          429

Deferred salary option
   plan grant              27,000       1          270           -          -        -          271

Other treasury stock
   activity, net           (7,459)      -            -           -          -      (18)         (18)

Net loss                        -       -            -           -    (207,413)      -     (207,413)

Dividends ($0.15 per share)     -       -            -           -      (1,712)      -       (1,712)
                        -----------   -----   ----------  --------    --------    -----   ----------

Bal. at Feb. 3, 1996    11,416,656    115      137,951        (793)   (181,766)   (517)     (45,010)

Rest. stock-forfeitures    (22,223)     -            -         150          -     (150)          -

Rest. stock-amortization        -       -            -         476          -        -          476

Net loss                        -       -            -           -    (218,759)      -     (218,759)
                        -----------   -----   ----------   --------   --------   -----   ----------

Bal. at Feb. 1, 1997    11,394,433    $115     $137,951      $(167)  $(400,525)  $(667)   $(263,293)
                       ============   ====    =========== ========= ==========  =======  ===========



See accompanying Notes to Consolidated Financial Statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bradlees, Inc. and Subsidiaries

(Operating as Debtor-In-Possession)





1.  Basis of  Presentation



     Bradlees, Inc. and its subsidiaries, including Bradlees Stores, Inc. (collectively "Bradlees" or the "Company") is a discount department store retailer in the Northeast. The Company's consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 23, 1995 (the "Filing"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").



     Bradlees acquired the Bradlees Business from The Stop & Shop Companies, Inc. ("Stop & Shop") with the proceeds from a July 10, 1992 initial public offering of 11,018,625 shares of its common stock ("Acquisition"). The Bradlees Business was comprised of Bradlees New England Holdings, Inc., Bradlees New York Holdings, Inc. and Stop & Shop Holdings, Inc. ("Holdings") and Holdings' wholly-owned subsidiary, Bradlees New Jersey, Inc. and each of their subsidiaries. Certain real estate subsidiaries of the Bradlees Business were retained by Stop & Shop and the properties owned by these subsidiaries were leased to Bradlees. The Acquisition was accounted for using the purchase method of accounting.



     The Company experienced significant operating losses in 1996 and 1995. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to maintain compliance with debt covenants under the DIP Facility (Note 6), achievement of profitable operations, and the resolution of the uncertainties of the reorganization case discussed in Note 3. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.



     In an effort to return the Company to profitability and accomplish its long-term goals, the Company will continue to focus on merchandise quality and fashion as a way to differentiate itself from its closest competition, but is making the following modifications to its business strategy: (a) reintroducing lower opening price points in selective merchandise categories to enhance value, increase customer traffic and avoid costly promotions; (b) reintroducing certain basic convenience and commodity products that are typical of assortments carried by discount stores; (c) reinstituting a layaway program in the second half of the fiscal year ending January 31, 1998 ("1997"); (d) revising the Company's markdown policy based on product rate of sale; (e) making the weekly circulars more item-intensive and price-point oriented with clear presentation while reducing less productive and more costly advertising media; and (f) improving operating efficiencies to achieve further cost reductions. The Company is making evolutionary changes in its merchandise assortment and presentation in connection with these steps. In addition, the Company reduced and reorganized its home office, store, field and regional management structures and closed 27 stores in the fiscal year ended February 1, 1997 ("1996"). The Company will close one additional unprofitable store in April, 1997.

2.  Summary of Significant Accounting Policies



     Principles of consolidation The consolidated financial statements include the accounts of all subsidiaries and the accounts of the special purpose entity ("SPE") with which the Company had a leasing arrangement for new store sites (Note 8). Intercompany transactions have been eliminated in consolidation.



     The Company's fiscal year ends on the Saturday nearest to January 31. The term "1996" refers to the 52 weeks ended February 1, 1997; "1995" refers to the 53 weeks ended February 3, 1996; and "1994" refers to the 52 weeks ended January 28, 1995.





     Fair Value of Financial Instruments Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures of estimated fair values of financial instruments both reflected and not reflected in the accompanying financial statements. The estimated fair values of the Company's cash and cash equivalents, accounts receivable, borrowings under the DIP Facility (Note 6) and accounts payable (post-petition) approximate the carrying amounts at February 1, 1997 and February 3, 1996 due to their short maturities or variable-rate nature of the borrowings. The fair value of the Company's liabilities subject to settlement are not presently determinable as a result of the Chapter 11 proceedings. At February 3, 1996, the fair values, based on quoted market prices in an active market, of the 11% Senior Subordinated Notes due 2002 ("2002 Notes") and the 9.25% Senior Subordinated Notes due 2003 ("2003 Notes"), classified as subject to settlement under the reorganization case (Note 3) were $29,550 and $23,510, respectively. The fair values of the 2002 Notes and 2003 Notes were not obtainable at February 1, 1997. Face values of the 2002 Notes and 2003 Notes were $125,000 and $100,000, respectively, at February 3, 1996 and February 1, 1997.



     Geographical concentration As of February 1, 1997, the Company operated 110 discount department stores in seven states in the Northeast, primarily in the heavily populated corridor running from Boston to Philadelphia. A significant change in economic or competitive conditions within this area could have a material impact on the Company's operations. The Company closed 27 stores in 1996 and is currently in the process of closing one additional store in April, 1997.



     Accounting estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The primary estimates underlying the Company's financial statements include the value of assets held for sale, the estimated useful lives of fixed assets and lease interests, the estimates used in SFAS No. 121 calculations (Note 4), accruals for self-insured workers compensation and general liability, provisions for rejected leases and restructuring costs associated with closing stores (Note 7), and the classification of liabilities subject to settlement (Note 3).



     Collective bargaining arrangements   Approximately 73% of
the Company's labor force is covered by collective bargaining agreements, of which collective bargaining agreements affecting approximately 2% of the labor force will expire within one year.

     Cash and cash equivalents Highly liquid investments with original maturities of 3 months or less when purchased are classified as cash and cash equivalents. Restricted cash and cash equivalents at February 1, 1997 were comprised of the following, along with earned interest of $.2 million: (a) $6.0 million of the $24.5 million federal income tax refund received in April, 1996, held in escrow pending further order of the Bankruptcy Court; (b) $1.7 million of forfeited deposits received in 1996 on a planned sale of an owned undeveloped property that was not consummated (pursuant to the Bankruptcy Court order permitting the sale of the property, all proceeds associated with the sale of the property must be maintained in a segregated escrow account pending further order of the Bankruptcy Court), and (c) other funds ($1.2 million) restricted for security deposits for utility expenses incurred after the Filing. The security deposits for utility expenses were also held at February 3, 1996.



     Inventories   Substantially all inventories are valued at
the lower of cost (which includes certain warehousing costs) or market, using the last-in, first-out ("LIFO") retail method. No LIFO charge has been recorded by the Company as there has been no excess of current cost over LIFO cost since the Acquisition.



     Assets held for sale Assets held for sale are stated at the lower of net book value or estimated net realizable value
(Note 7) and have been classified as current or noncurrent based upon the anticipated time to sell the asset.



     Property, plant and equipment   Maintenance, repairs and
minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. Depreciation and amortization are recorded based upon the estimated useful lives under the straight-line method. Leasehold improvements and assets recorded under capital leases are amortized over the lives of the respective leases (including extensions) or the lives of the improvements, whichever is shorter.



     Buildings                          30 years

     Fixtures, machinery and equipment  3 to 10 years

     Leasehold improvements             10 to 20 years
                                        or the term of the
                                        lease, if shorter



     Lease interests and lease acquisition costs Lease interests and lease acquisition costs represent the lease rights acquired at the Acquisition (Note 1) and costs incurred subsequently to acquire a lease or lease right, and are amortized on the straight-line method over the remaining lives of the leases (including option periods) or 40 years, if shorter. Accumulated amortization was $27.7 million at February 1, 1997 and $23.0 million at February 3, 1996. During 1996 and 1995, accumulated amortization of $3.3 and $4.2 million was eliminated in accordance with SFAS No. 121 (Note 4), respectively, and $3.8 million was eliminated in 1995 in
conjunction with closing stores (Note 7).   As a result of
charges taken in accordance with SFAS No. 121 and for closed stores, all lease acquisition costs have been written-off as of February 1, 1997.



     Lease interests acquired at the Acquisition represented the value attributed to real estate leased by the Company at July 10, 1992. The lease interests were determined by calculating the present value of the excess of market rent for each lease over the actual rent payable (including percentage rent) over the remaining lease term, including all renewal option periods, discounted at 10%, and then adjusted in accordance with the purchase method of accounting. The recoverability of the remaining carrying value of lease interests is dependent upon the Company's ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by future economic, market and competitive factors and is subject to the inherent uncertainty associated with estimates.



     Self-insurance reserves The Company is primarily self-insured for workers' compensation and general liability costs. The self-insurance reserves are actuarially determined using discount rates of 6.00% at February 1, 1997 and 5.30% at February 3, 1996. Self-insurance reserves have been classified as current and noncurrent in accordance with the estimated timing of the projected payments.



     Deferred financing costs Deferred financing costs (related to the DIP Facility) are amortized over the life of the related financing. Accumulated amortization was $2.9 million at February 1, 1997 and $.9 million at February 3, 1996. Net deferred financing costs as of the Filing date of $3.4 million, $2.0 million and $2.7 million for the pre-petition revolver, 2002 Notes and 2003 Notes, respectively, were netted against the related outstanding debt subject to settlement during 1995 (Note
3).



     Store opening and closing costs Preopening costs are expensed prior to or when a store opens or, in the case of a remodel, reopens. Store closing costs are provided for when the decision is made to close such stores.



     Stock compensation The Company accounts for stock-based employee compensation costs using the intrinsic value method.



     Capitalized interest   During 1995, the Company ceased
interest capitalization due to the Filing. Capitalized interest was $.5 million for 1994.



     Income taxes The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, net of valuation allowances, are provided to recognize the effect of temporary differences between financial reporting and income tax reporting of assets and liabilities.



     Net earnings (loss) per share Primary earnings (loss) per share is based on the weighted average number of common shares outstanding plus the common stock equivalents related to stock options if not anti-dilutive. Fully diluted earnings per share was not presented for 1996 and 1995 since it would have an anti-dilutive impact and was not presented in 1994 since dilution was less than 3%.



     Reclassifications Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation.



     New accounting pronouncements In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS 128 is effective for financial statements, for both interim and annual periods, ending after December 15, 1997. The Company has not determined the impact SFAS 128 may have on its earnings per share calculations.



3.   Reorganization Case



     In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to settlement under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Company currently retains the exclusive right to file a plan of reorganization until August 4, 1997 and to solicit acceptance of a plan of reorganization until October 3, 1997, each subject to possible extension as approved by the Bankruptcy Court.



     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $50.9 million has been recorded as of February 1, 1997 for rejected leases and anticipated claims for certain closed store leases that were expected to be rejected. This liability may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected at a future date. The Company believes that it recorded its best estimate of the liability for rejected leases based on information available.



     The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below. Deferred financing costs as of the Filing date of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Revolver") and subordinated debt (the "2002 and 2003 Notes") have been netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $6.1 million of adequate protection payments reduced the Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court in 1995. Also, payments of approximately $1.1 and $.8 million were made to IBM Credit Corporation ("IBM") and Comdisco, Inc. ("Comdisco"), respectively, in 1996 for settlement of certain equipment capital lease obligations (Note 6). All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.



                                                      (000's)
                                      ------------------------------------

Liabilities Subject to Settlement
 Under the Reorganization Case        February 1, 1997    February 3, 1996
------------------------------     --------------------   ----------------

Accounts payable                           $167,098           $167,200

Accrued expenses                             27,932             23,112

Revolver                                     75,005             78,305

2002 Notes                                  122,274            122,274

2003 Notes                                   97,957             97,957

SPE financing obligation (Note 8)            17,951             17,951

Obligations under capital leases             11,887             13,995

Liability for rejected leases                50,937             18,971
                                           --------           --------

                                           $571,041           $539,765
                                           ========           ========



4.  Statement of Financial Accounting Standards No. 121



    In the fourth quarter of 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " and recorded a charge of approximately $99.4 million to reflect the impairment of certain long-lived assets. In the fourth quarter of 1996, the Company recorded an additional charge of approximately $40.8 million in accordance with SFAS No. 121 based on revisions to cash flow assumptions and as a result of the significant operating loss incurred in 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviewed its long-lived assets for recoverability in both years primarily as a result of the significant operating losses incurred.



     In applying SFAS No. 121, the Company compared currently anticipated cash flows over the remaining lease term, including anticipated renewal periods, from each store (excluding closing stores) with the corresponding carrying amount of identified long-lived assets and recorded a reduction in carrying value where such cash flows were not sufficient to recover the related assets over the term of the lease.



     The fair value of these impaired long-lived assets was determined primarily using the Company's current estimate of the associated future cash flows over the base lease term, including anticipated renewal periods and consideration of the fair market value of the assets at the end of the lease term. The stream of future cash flows by store were discounted at a 20% rate, which the Company believed to be commensurate with the risks involved.



     There are significant assumptions, primarily future cash flows, inherent in the SFAS No. 121 calculations, particularly given the Company's recent operating losses and evolving merchandising strategy. These assumptions may not be realized and are subject to significant business, economic and competitive uncertainties. It is possible that the SFAS No. 121 estimates could change in the near term and the effect of such changes could be material to the financial statements.



     The charges in 1996 and 1995 are comprised of the following long-lived asset impairments (in 000's):



                                                      1996    1995
                                                      ----    ----

     Property excluding capital leases, net         $10,548  $43,632

     Property under capital leases, net               3,363   21,688

     Lease interest and lease
       acquisition costs, net                        26,871   34,038
                                                     ------   ------

                                                    $40,782  $99,358
                                                     ======   ======


5.  Property, Plant and Equipment, Net

                                                      (000's)
                                        ------------------------------------
                                        February 1, 1997   February 3, 1996
                                        ----------------   ----------------

 Property excluding capital leases:
   Buildings and improvements                $96,978           $103,318

   Equipment and fixtures                    109,486            105,878

   Land                                        3,731             15,039
                                            ---------         ---------
     Subtotal                                210,195            224,235

   Accumulated depreciation                  (70,949)           (53,988)
                                            ---------          --------
 Property excluding capital leases, net      139,246            170,247
                                            ---------          --------

Property under capital leases:
   Buildings and improvements                 28,218             41,230

   Equipment and fixtures                      8,395             11,682
                                            ---------          ---------
     Subtotal                                 36,613             52,912

   Accumulated amortization                  (12,218)           (15,663)
                                            ---------          ---------

     Property under capital leases, net       24,395             37,249
                                            ---------          ---------

 Total property, plant and equipment, net   $163,641           $207,496
                                            =========          =========



6.  Debt


                                                       (000's)
                                       ------------------------------------
                                        February 1, 1997  February 3, 1996
                                        ----------------  ----------------


DIP Facility (8.25%-1996)                   $42,500           $     -

Revolver (10.0% - 1996, 9.75% - 1995)        75,005            78,305

2002 Notes (11%)                            122,274           122,274

2003 Notes (9.25%)                           97,957            97,957

SPE financing obligation (7.75%) (Note 8)    17,951            17,951

Obligations under capital leases (Note 8)    46,905            69,993
                                           ---------         ---------

 Total debt                                 402,592           386,480

Less: Short-term debt (DIP Facility)         42,500                 -

      Current portion-capital leases          1,722             2,602

Less: Debt subject to settlement (Note 3):

      Revolver                               75,005            78,305

      2002 Notes                            122,274           122,274

      2003 Notes                             97,957            97,957

      SPE financing obligation               17,951            17,951

      Obligations under capital leases       11,887            13,995
                                            ---------        ---------
 Long-term debt                             $33,296           $53,396
                                            =========        =========

     As a result of the Filing, substantially all debt (exclusive of the DIP Facility) outstanding at February 1, 1997 and February 3, 1996 was classified as liabilities subject to settlement (Note 3). No principal or interest payments are made on any pre-petition debt (excluding certain capital leases) without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. During 1995, the Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group.
The adequate protection payments, a cash settlement, and deferred financing costs have been netted against the related outstanding debt amounts (Note 3).



     On June 25, 1996, the Bankruptcy Court approved an agreement between the Company and BTM Capital Corporation ("BTM") that fixed the secured claim of BTM in the amount of $2.25 million, subject to reduction for adequate protection payments also approved by the Bankruptcy Court. On December 17, 1996, the Bankruptcy Court approved agreements between the Company and IBM and between the Company and Comdisco which settled all litigation between the parties regarding the characterization of certain equipment lease agreements. Under these agreements, the Company agreed to pay all amounts due to IBM ($1.1 million in December, 1996) and Comdisco ($.8 million in January,

1997), purchase all the equipment under the IBM equipment lease agreement ($1.4 million in December, 1996) and reject the Comdisco lease effective February 28, 1997.



     Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code; if, however, the debt is collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable. Other than those noted above, no other determinations have yet been made regarding the value of the property interests which collateralize various debts. Although interest may be paid pursuant to an order of the Bankruptcy Court, it is uncertain whether any post-petition interest will be payable or paid. The Company believes at this time that it is unlikely that such interest will be paid. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $32.5 and $20.1 million for 1996 and 1995, respectively.



     DIP Facility The Company has a Debtor-in-Possession Revolving Credit and Guaranty Agreement (the "DIP Facility") in the aggregate amount of $200 million (of which $125 million is available for issuance of letters of credit) with Chase Manhattan Bank, as Agent, under which the Company is allowed to borrow for general corporate purposes, working capital and inventory purchases. The DIP Facility, originally dated as of June 23, 1995, was amended and reduced to $200 million from $250 million in September, 1996. There were outstanding direct borrowings of $42.5 million under the DIP Facility as of February 1, 1997. Trade and standby letters of credit outstanding under the DIP Facility were $9.2 and $26.9 million, respectively, at February 1, 1997 and $10.2 and $37.5 million, respectively, at February 3, 1996 .



     At the Company's option, the Company may borrow under the DIP Facility, as amended on March 20, 1997, at the Alternate Base Rate (as defined) plus .50% (.25%-1996) or at the Adjusted LIBO Rate (as defined) plus 1.75% (1.50%-1996). The weighted average interest rate under the DIP Facility in 1996 approximated 7.39%. The maximum borrowing, up to $200 million, is limited to 60% of the Eligible Book Value of Inventory (as amended on March 20, 1997 to include goods on order for which trade letters of credit have been issued). The weighted average borrowings under the DIP Facility in 1996 were $5.9 million.



     Although there are no compensating balance requirements, the Company is required to pay an annual commitment fee of .5% of the unused portion of the DIP Facility. The DIP Facility contains restrictive covenants including, among other things, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and inventory levels, and a prohibition on paying dividends. Certain of these covenants were amended in March, 1997 for future periods. The Bankruptcy Court has approved the amendment. At February 1, 1997, the Company is in compliance with the amended DIP Facility covenants. The lender under the DIP Facility has a "super-priority" claim against the estate of the Company. The March 1997 amendment also extends the expiration date to the earlier of June 23, 1998 or the substantial consummation of a reorganization plan that is confirmed by the Bankruptcy Court.



     Revolver Prior to the Filing, the Company had a $150 million revolving loan facility ("Revolver"), including outstanding commercial and standby letters of credit, under its Credit Agreement, as amended. The Revolver had a maturity date of July 31, 1997, and had a variable interest rate based on, among others factors, the Company's elected borrowing period and amount. The weighted average interest rate approximated 10.0% in 1996 and 8.1% in 1995. The Company also paid commitment and agency fees. In addition, the Credit Agreement contained restrictive covenants, including limitations on indebtedness, liens, dividends and other payments and asset sales. No interest has been paid or accrued on the Revolver since the Filing.



     2002 Notes and 2003 Notes The 2002 Notes and 2003 Notes are pari passu to each other and subordinated to the Company's senior indebtedness. Beginning on August 1, 1997, the 2002 Notes were to be redeemable, in whole or in part, at the Company's option, at 104%, decreasing annually to par on August 1, 2000. Beginning on March 1, 2000, the 2003 Notes were to be redeemable, in whole or in part, at the Company's option, at par plus accrued interest. The 2002 Notes and 2003 Notes contain limitations, similar to the Credit Agreement, on indebtedness, liens, dividends and other payments and asset sales. Interest on the 2002 Notes and 2003 Notes, due semi-annually, has not been paid or accrued since the Filing.



7  Reorganization Items



     The Company provided for or incurred the following expense and income items in 1996 and 1995 directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations (in 000's):



                                                           1996    1995
                                                          -----    ----

     Professional fees                                   $10,000 $ 9,200

     Interest income                                      (1,445) (3,078)

     Provision for rejected leases                        32,756  18,971

     Net asset write-offs                                  4,034  21,548

     Gain on disposition of properties                    (1,697)      -

     Provision for inventory impairment                   (1,000)  7,100

     Provision for occupancy and other store closing costs 4,102   3,059

     Employee severance and termination benefits          23,042       -

     Chapter 11 customer discounts                             -   2,960

     Provision for retention bonuses                           -   5,243
                                                         -------  -------

                                                         $69,792 $65,003
                                                         ======= =======



     Professional fees and interest income:   Professional fees
represent estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which are required to be paid by the Company while in Chapter 11). Interest income represents interest earned on cash invested during the Chapter 11 proceeding.



     Provision for rejected leases and net asset write-offs:
Under the Bankruptcy Code, the Company may elect to reject real estate leases, subject to Bankruptcy Court approval. The Company recorded provisions of approximately $32.8 and $19.0 million in 1996 and 1995, respectively, for rejected leases and anticipated claims for certain closed and closing store leases that were expected to be rejected. In connection with the store closings and lease rejections, the Company wrote off certain net assets, primarily for leasehold improvements, net capital leases and lease interests. Net asset write-offs in 1996 also include adjustments to lower the carrying values of certain properties held for sale to their current net realizable values. The rejected lease liability may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from additional leases which may be rejected at a future date.



    Gain on disposition of properties: The Company sold two closed store leases in 1996 and the related gains were classified as reorganization items since the associated net asset write-offs were previously included in reorganization items.



     Inventory impairment and store closing costs: In January, 1996, the Company approved a restructuring plan to close 13 stores in the first half of 1996. In connection with this plan, the Company rejected certain leases and wrote off net assets (as described in a preceding paragraph). In addition, the Company established provisions at February 3, 1996 for inventory impairment and other closing costs associated with closing the 13 stores. The provision for inventory impairment represented the Company's best estimate of the incremental markdowns required to liquidate the inventory at the closed stores. Such costs were recorded at February 3, 1996, in accordance with the retail inventory method. The provision for inventory impairment was reduced by $1 million at the conclusion of the going-out-of-business sales when actual results became available.



     In July, 1996, the Company approved a restructuring plan to close 14 additional stores in October, 1996. In connection with this plan, the Company rejected certain leases and wrote off net assets as described above. In addition, the Company established provisions at August 3, 1996, for inventory impairment and other closing costs associated with closing the 14 stores. An inventory impairment charge of $6.7 million for 15 stores (including the one store to be closed in April, 1997) was charged to cost of sales in 1996 as a result of a recent Securities and Exchange Commission staff announcement in which they stated that inventory markdowns attributable to a restructuring or exit plan should be classified in the income statement as a component of cost of sales.



     Other store closing costs represent incremental asset protection, occupancy and various closing costs associated with the decision to close the stores. Other store closing costs paid in 1996 totaled $2.7 million.



     Employee severance and termination benefits: Employee severance and termination benefits of $23.0 million in 1996 included the following: (a) $13.5 million, of which $8.3 million was paid in 1996, for 60 regional, district and central office positions, including the Company's former CEO, associated with the January 1997 management reorganization and regional and district consolidation; (b) $1.2 million paid to 738 store associates as a result of the 14 stores closed in October, 1996;
(c) $4.2 million, of which $3.0 million was paid in 1996, for 63 central office positions eliminated in September, 1996; (d) $1.1 million paid to 660 store associates as a result of the 13 stores closed in the first half of 1996; and, (e) $3.0 million paid to 287 store, district and regional associates terminated as a result of the February, 1996 store management reorganization.



     Chapter 11 customer discounts:   The "Chapter 11 customer
discounts" reflected a special 5% discount that was provided to customers during a two-week period following the Filing to retain customer loyalty and to compensate customers for the inconvenience of unavailable merchandise.



     Retention bonuses:   During 1995, the Bankruptcy Court
approved certain assumed and amended executive contracts and the Company's Retention Bonus Plan (the "Plan") that provided for management bonuses for continued employment during the first fiscal year of Chapter 11 reorganization and through the date of payment. Thereafter, the Plan and executive contracts provided incentives and rewards for performance that meets or exceeds established levels, as well as for continued employment. The 1995 provision included the Chapter 11-related bonuses, along with certain executive guaranteed awards related to the Filing.



     Closed store results: Net sales and operating (loss) income (exclusive of any central office expense allocation and prior to interest expense, income taxes and reorganization items) from the 27 stores closed in 1996 and the one store to be closed in April, 1997 were (in 000's):



                                   1996        1995       1994

                                   ----        ----       ----

     Net sales                   $152,341    $297,617  $277,278

     Operating income (loss)      (26,445)    (31,883)    1,419



8.  Leases



     At February 1, 1997, the Company had various noncancelable leases in effect for substantially all of its stores, distribution centers, and its office building, as well as certain equipment. In connection with the Filing, all lease contracts whether assumed or rejected are subject to Bankruptcy Court approval. Therefore, the commitments shown below may not reflect actual cash outlays in the future. Payments under certain capital leases which the Company currently believes represent undersecured financings are classified as liabilities subject to settlement and are not presented herein. Minimum payments due under remaining leases, excluding leases which are included in the provision for rejected leases (Note 7), are as follows:



                                                        (000's)


                                          Capital Leases   Operating Leases
                                          --------------   ----------------

1997                                         $6,103            $46,635

1998                                          6,110             45,272

1999                                          6,111             43,546

2000                                          5,145             42,593

2001                                          5,088             40,374

Thereafter                                   47,936            363,837
                                             -------          --------

Total minimum payments                       76,493           $582,257
                                                              ========

Estimated executory costs                    (3,669)

                                            --------

Net minimum lease payments                   72,824

Imputed interest                            (37,806)

                                            --------

Present value of net minimum lease payments  35,018

Less current portion                         (1,722)

                                            --------

Obligations under capital leases, net of
   current portion                          $33,296
                                            ========



     Minimum payments for capital and operating leases have not been reduced by minimum sublease rentals of $12.1 and $9.1 million, respectively, due in the future under noncancelable leases. The minimum payments do not include the contingent rentals that may be payable under certain leases.

     Total rent expense is as follows:


                                                  (000's)

                                         -----------------------

                                          1996     1995   1994
                                          ----     ----   ----

Operating leases:

     Minimum rent                       $57,352  $60,890  $54,575

     Contingent rent                      1,024      972    1,498

     Sublease income                     (9,248)  (9,585) (12,902)
                                        -------- -------- --------
                                         49,128   52,277   43,171
                                        -------- -------- --------
Capital leases:

     Contingent rent                         22       26       54

     Sublease income                     (1,726)  (1,829)  (2,231)
                                        --------  ------- ---------
                                         (1,704)  (1,803)  (2,177)
                                        --------  ------- ---------

 Total                                  $47,424  $50,474  $40,994
                                        ======== ======== ========



     Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain stores. Sublease income includes leased department income which is included in leased department and other operating income. Most of the leases require that the Company pay taxes, maintenance, insurance and certain operating expenses. Management expects that, in the normal course of business, expiring leases will be renewed or replaced by other leases.



     During 1994, the Company entered into a financing facility with a special purpose entity ("SPE") (Note 2) and a group of banks, with Bankers Trust as Agent, that provided a $75 million financing facility for new store sites, which was to expire in 1998. On April 17, 1995, the amount under the financing facility was reduced to $45 million, of which only $30 million could be utilized in 1995. In June, 1995, the amount was further reduced to $24 million, the amount required for the two sites then under development. Under the terms of the financing facility with the SPE, the Company entered into leases with terms of up to six years. Upon expiration of the leases, the Company could purchase the properties, allow the SPE to sell the sites to an unrelated third party (subject to the residual guarantee which, in effect, guarantees 100% of the outstanding borrowings) or extend the lease term. As a result of the guarantee and the Filing, the Company has included the accounts of the SPE in its consolidated financial statements. Borrowings of approximately $18 million at February 1, 1997 and February 3, 1996 are included in liabilities subject to settlement and are collateralized by land and buildings (with a carrying value of $5.3 million) that are classified as long-term assets held for sale. Any proceeds from the sale of these properties will be restricted to pay down the related borrowings.



     Prior to the Filing, the Company had assigned various other leases to third parties for closed facilities and may, depending upon the Chapter 11 claims reconciliation process and Bankruptcy Court determinations, be liable under the original leases in the event of nonperformance by any third party assignee. At February 1, 1997, the Company had assigned 26 leases with terms through 2012 and annual minimum rental payments totaling $11.3 million. The Company does not anticipate nonperformance by any third party and, accordingly, these minimum rent payments are not included in the Company's schedule of future minimum payments.

9.  Common Stock and Additional Paid-In Capital



     The authorized capital stock of the Company consists of 40 million shares of common stock, par value of $0.01 per share ("Common Stock"), of which 11,394,433 shares were outstanding at February 1, 1997, and one million shares of preferred stock, par value of $0.01 per share, none of which were outstanding at February 1, 1997.



     The Company has a Restricted Stock Plan that provides for the award of 277,008 shares of Common Stock ("Restricted Stock") to certain officers and employees. At February 1, 1997, 111,405 shares were available to be issued and 165,603 shares were outstanding under the Restricted Stock Plan. There have been no awards of Restricted Stock since the Filing. No cash payments are required from Restricted Stock recipients and all issued shares accrue dividends, if any. In general, the shares become unrestricted under a five-year vesting schedule, except for 75,000 shares which vest upon the attainment of certain sales goals. All shares of Restricted Stock may vest earlier in certain circumstances (death, disability, retirement or a change of control). Shares of Restricted Stock which have not vested are not freely transferable and revert to the Company upon the employee's termination.



10.  Stock Options



     The Company has a 1992 Stock Option Plan for Key Employees ("Key Employee Plan") that provides for the grant of options for up to 1,272,283 shares of Common Stock to certain employees. No options have been granted under the Key Employee Plan since the Filing. The options are intended to qualify as incentive stock options or nonqualified stock options and generally have a three to five-year vesting schedule. Activity in the Key Employee Plan is as follows:



                                                       Weighted

                                                        Average

                                     Shares           Exercise
Price



Outstanding at January 29, 1994      804,600             $13.60

Granted                              387,000              14.13

Cancelled                           (118,318)             14.97

Exercised                            (20,920)             13.00

                                   ---------             ------

Outstanding at January 28, 1995    1,052,362             $13.65

Granted                              153,000               9.78

Cancelled                           (261,794)             13.83

Exercised                                  -                  -

                                   ---------             ------

Outstanding at February 3, 1996      943,568             $12.97

Granted                                    -

Cancelled                           (265,790)            $13.46

Exercised                                  -                  -

                                   ---------             ------

Outstanding at February 1, 1997      677,778             $12.78

                                   =========             ======

Exercisable at February 1, 1997      352,502             $13.14

                                   =========             ======

     Options outstanding at February 1, 1997, range in exercise price from $6.50 to $18.38 and have a remaining weighted average contractual life of 6.92 years.



     The Company has a 1993 Non-Employee Directors' Stock Option Plan ("Directors' Plan") that provides for the grant of nonqualified options for up to 100,000 shares of Common Stock to non-employee directors. In general, the options have a three-year vesting schedule. During 1996, 1995 and 1994, 15,000, 30,000 and 0 options respectively, were granted under the Directors' Plan. During 1996, 15,000 options were canceled. At February 1, 1997, 75,000 options under the Directors' Plan are outstanding with exercise prices ranging from $13.00 to $15.75 (weighted average exercise price is $10.60). At February 1, 1997, 40,000 of the options are exercisable at a weighted average price of $13.58 and have a weighted average remaining contractual life of 6.50 years.



      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for the Company's
fiscal year beginning February 4, 1996.   SFAS No. 123
encourages but does not require the recognition of compensation expense for the fair value of stock option and other equity instruments issued to employees. If the fair-value provisions of SFAS No. 123 are not adopted, certain pro forma amounts of net earnings and earnings per share that would have been reported had these provisions been adopted are required to be disclosed, if material. The Company continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The difference between accounting for stock-based compensation under APB No. 25 and SFAS No. 123 was not material for 1996 and 1995, and accordingly the pro forma disclosures have been omitted.



11.  Employee Benefit Plans

     Pension plans Certain union employees are covered by multi-employer defined benefit plans. Expenses for these plans were $1.1 million for 1996, $1.3 million for 1995 and $1.1 million for 1994.



     The Company has a qualified, noncontributory defined benefit pension plan for employees not participating in multi-employer plans. Plan benefits are based on the participant's compensation and/or years of service. The Company funds the net pension costs each year. The plan assets are held in a master trust fund, which invests primarily in equity, fixed income securities and cash and cash equivalents.



     The Company has several nonqualified, noncontributory defined benefit plans for the benefit of certain highly compensated employees. The plans are unfunded and benefits paid under the plans are based on years of service and employees' compensation.

     The components of net pension costs for the plans are as follows:




                                              (000's)
                                      -------------------------
                                       1996     1995     1994
                                       ----     ----     ----

Service costs                         $3,897   $3,061   $3,529

Interest costs                         4,909    4,369    3,943

Return on plan assets                 (7,617)  (9,165)     (68)

Net amortization and deferral          2,993    5,497   (3,337)

Curtailment loss                         554      -          -

Special termination benefits             782      -          -
                                      -------   ------  --------

 Net pension costs                    $5,518   $3,762   $4,067
                                      =======  =======  =======



     The funded status is as follows:



                                                 (000's)


                             ------------------------------------------------

                             February 1, 1997        February 3, 1996
                            ----------------         ----------------

                          Qualified  Nonqualified   Qualified Nonqualified
                             Plan       Plans         Plan       Plans
                         ----------- ------------  ---------  -----------



 Actuarial present value of:

  Vested benefit obligation    $55,352    $4,444      $48,564    $2,099
                               ========  ========     ========  =======



  Accumulated benefit          $56,183    $4,583      $49,515    $2,250
     obligation
                               ========  ========     ========  =======

Projected benefit obligation   $66,978    $5,126      $61,259    $3,672

Plan assets at fair value       62,325         -       54,165        -
                               --------  --------     -------- --------

 Projected benefit obligation
  greater than plan assets      (4,653)   (5,126)      (7,094)   (3,672)

Unrecognized prior service cost    576       107          713        -

Unrecognized transition
   obligation                        -     1,609            -     2,471

Unrecognized net (gain) loss       313        49        3,098       (80)

Additional minimum liability
   (recorded as other assets)        -    (1,222)           -      (969)

                               --------  --------    --------  ---------

 Accrued pension liability      $(3,764)  $(4,583)    $(3,283)  $(2,250)



     The curtailment loss and special termination benefits result from the employment terminations of several executives and the closing of 27 stores during 1996. These costs were primarily included in termination benefits as part of reorganization items (Note 7). Certain portions ($1.4 million) of the nonqualified plans' accrued pension liability relate to pre-petition employment contracts and are included in liabilities subject to settlement under the reorganization case.



     The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the qualified plan was 4.09% for 1996 and 1995; the discount rate, 7.25% for 1996 and 1995; and the expected rate of return on the plan assets, 9.0% for 1996 and 8.5% for 1995. The rate of increase in future compensation levels and discount rate used in determining the actuarial present value of the projected benefit obligation for the nonqualified plans was 4.25% for 1996 and 1995 and 7.25% for 1996 and 1995,
respectively.

     Defined Contribution Plan The Company has a Deferred Salary Option Plan for all active employees in eligible job categories. Employees may contribute a portion of their salary to the plan. The Company's contributions to the plan, which were suspended in 1996, may be in the form of cash or common stock of the Company and were based on a percentage of employee contributions. There was no plan expense in 1996, as compared to $1.0 million for 1995 and $1.1 million for 1994.



     Postretirement Plan   The Company provides certain health
care and life insurance benefits for certain retired employees meeting age and service requirements. The Company accounts for the postretirement plan in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee
provides services.     The Company's postretirement benefits are
not funded.  The status of the plan is as follows:

                                                      (000's)
                                          February 1, 1997 February 3, 1996
                                          ---------------- ----------------

 Accumulated postretirement
benefit obligation for:

     Retirees                                   $1,886         $2,469

     Fully eligible actives                      1,998          2,778

     Other actives                               3,983          6,351
                                              ---------      ---------

                                                $7,867        $11,598

Plan assets at fair value                            -              -

                                              ---------      ---------

 Funded status                                  (7,867)       (11,598)

Unrecognized prior service cost                 (5,313)        (6,165)

Unrecognized net (gain) loss                    (1,203)         3,150
                                              ---------      ---------

 Accrued post-retirement benefit cost         $(14,383)      $(14,613)



     Net postretirement (benefit) cost is as follows:

                                         1996         1995       1994
                                         ----         ----       ----

 Service cost                           $ 241        $ 338     $ 403

Interest cost                             540          774       696

Amortization, net                        (877)        (808)     (749)
                                        ------       ------    ------

 Net (benefit) cost                     $ (96)       $ 304     $ 350
                                        ======       ======    ======



     The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 8.70% for 1996 (6.75% for post-65 coverage) grading down to 4.25% over 10 years and 6.5% for 1995 (7.25% for post-65 coverage) grading down to 4.25% over 12 years. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation by 2.11% and the service and interest cost by 2.78%. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% for 1996 and 1995.

12.  Income Taxes



     There was no income tax expense or benefit in 1996. The income tax expense (benefit) on the earnings (loss) before cumulative effect of accounting change in 1995 and 1994 was as follows:



                                                        (000's)
                                             ---------------------------------
                                              1995              1994
                                             ------            -----

 Current:

  Federal                                   $(24,476)          $1,758

  State                                         (100)             762
                                           ----------          -------
                                             (24,576)           2,520
                                           ----------          -------

 Deferred:

  Federal                                    (74,765)           1,404

  State                                       (5,192)             281
                                           ----------           -------

                                             (79,957)           1,685
                                           ----------           -------

                                           $(104,533)          $4,205
                                           ==========           =======



     The income tax expense (benefit) differs from the amount computed by applying the statutory Federal income tax rates to the earnings (loss) before income taxes and cumulative effect of accounting change as follows:



                                         1996         1995      1994
                                         ----         ----      ----

Statutory rate                          (35.0%)      (35.0%)   35.0%

State income taxes, net of
   Federal income tax benefit            (6.4%)       (4.8%)    7.0%

Non-deductible professional fees          1.5%         1.2%       -

Non-deductible compensation               1.5%           -         -

Valuation allowance                      38.4%         5.1%       -
                                        -------      -------  ------

                                            0%       (33.5%)   42.0%

     Deferred taxes represent the differences between financial statement amounts and the tax bases of assets and liabilities.
Deferred tax liabilities (assets) are as follows:




                                                              (000's)
                                                     -------------------------

                                                       1996          1995
                                                       ----          ----

Lease interests                                      $50,435       $68,913

Inventories                                           12,916         4,807

Other                                                    793           774

                                                     --------       ------

 Total liabilities                                    64,144        74,494

                                                    ---------      --------

 Net operating loss carryforwards                   (100,392)      (31,710)

Self insurance accruals                               (9,018)       (9,637)

Rejected lease claims                                (21,725)       (7,968)

Post-retirement benefits                              (5,829)       (5,966)

Closing costs                                         (3,278)       (1,266)

Property, plant and equipment, net                    (4,294)       (5,554)

Capital leases                                        (2,890)       (9,198)

Vacation                                              (3,769)       (4,066)

Alternative minimum tax credit carryforwards          (2,144)       (2,000)

Other                                                 (2,110)       (4,535)

                                                    ---------      --------

                                                    (155,444)      (81,900)

Valuation allowance                                   99,886        15,987

                                                    ---------      --------

 Total assets                                         55,563       (65,913)

                                                    ---------      --------

                                                    $  8,581       $ 8,581
                                                    =========      ========



     At February 1, 1997, the Company had net operating loss carryforwards of approximately $239.0 million for Federal income tax purposes which will expire beginning in fiscal year 2011 and alternative minimum tax credit carryforwards of $2.1 million which are available to reduce future Federal regular income taxes over an indefinite period. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.



     During 1995, the Company recorded a valuation allowance of $16.0 million against the deferred tax assets. During 1996, the valuation allowance was increased by $83.9 million. The realization of the deferred tax assets is dependent upon future taxable income during the Federal and State carryforward periods.



13.  Commitments and Contingencies



     The Company, exclusive of matters relating to the Filing (Note 3), is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity. All civil litigation commenced against the Company prior to the Filing has been stayed by operation of law. There were no material legal proceedings pending against the Company prior to the Filing.



     The Company is currently negotiating final severance pay and termination benefits for its former CEO who resigned in December, 1996. The Company recorded a provision in 1996 (included in employee severance and termination benefits within reorganization items-Note 7) for the expected outcome of the
negotiations.   The Company believes that it has recorded its
best estimate of the final
settlement agreement at February 1, 1997. The former CEO withdrew $5 million under a letter of credit in January, 1997, pursuant to his employment contract.



     With respect to certain members of executive and senior management of the Company, one-quarter of the amount of any bonus payable under the Company's Retention Bonus Plan (Note 7) before such time as the Company has consummated a Chapter 11 plan of reorganization will be deferred, with interest, until the earlier of the date of consummation of such plan, or the date of termination of employment by the Company without cause, by the officer for good reason, or on account of death or disability. Approximately $.2 million of the bonuses earned under the Retention Bonus Plan in 1995 remains subject to this deferral. No bonuses were earned under the Retention Bonus Plan in 1996.



     In August, 1995, the Company adopted, and in November, 1995, the bankruptcy court approved, the Enterprise Appreciation Incentive Plan (the "Incentive Plan"). All members of the Company's senior management are eligible to be selected by the Board of Directors to participate in the Incentive Plan. Under the Incentive Plan, each participant receives an equity incentive award payable on June 23, 2000 (the fifth anniversary of the Chapter 11 filing date) equal to the increase in the value of the Company (as determined by appraisal) over the five years ending on June 23, 2000. Each participant's interest in the Incentive Plan vests in equal installments over the five-year period, subject to acceleration in certain situations. In the event a participant terminates his or her employment without good reason or is terminated with cause prior to June 23, 2000, then the participant forfeits his or her rights under the Incentive Plan.



     Awards under the Incentive Plan will be paid promptly following June 23, 2000 in the form of 60% cash and the balance in cash, notes and stock as described thereunder. In no event will the total of all benefits payable under the Incentive Plan exceed the lesser of $20,000,000 or 13% of the total appreciation in the value of the Company during the five year period. As of February 1, 1997, based on the Company's operating performance, management believes that no amounts are payable under the Incentive Plan.



     In August, 1995, the Company adopted and the Bankruptcy Court approved a severance program (the "Severance Program") that covers certain members of management. If the employment of any participant in the Severance Program is terminated other than for cause, death, disability or by the employee, or in connection with a change in control (as defined), then salary and certain incentive payments are guaranteed for periods ranging up to eighteen months, subject to mitigation by other employment. Amounts payable at February 1, 1997 under the Severance Program for management terminations during 1996 were included in the reserve for termination benefits (Note 7).





14.  Accounting Change



     Effective January 30, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires that the cost of benefits provided to inactive employees be recognized on the accrual basis of accounting. Previously, the Company recognized such postemployment benefit costs (primarily medical benefits provided to certain employees receiving long-term disability benefits) when paid. The cumulative effect of this change in accounting principle, net of income tax benefit, was to reduce 1994 results of operations by $0.5 million (net of a $0.4 million income tax benefit) or $0.04 per share.

15.  Summary of Quarterly Results (Unaudited)





                                 ($ in thousands except per share data)
                             -----------------------------------------------

                               First   Second    Third    Fourth
                              Quarter  Quarter  Quarter   Quarter     Total
                              -------  -------  -------   -------     ------

Year Ended February 1, 1997:

Net sales                   $337,703  $369,578 $404,456  $449,981 $1,561,718

Gross margin                 102,514   101,396  113,061   117,096    434,067

Net loss                     (53,746)  (82,785) (23,073)  (59,155)  (218,759)

Net loss per share            $(4.71)   $(7.25)  $(2.02)   $(5.19)   $(19.17)

Weeks in period                   13        13       13        13         52



Year Ended February 3, 1996:

Net sales                   $379,606  $421,432 $404,127  $575,603 $1,780,768

Gross margin                  99,507   124,459  115,710   152,015    491,691

Net loss                     (32,399)  (27,556) (38,592) (108,866)  (207,413)

Net loss per share            $(2.84)   $(2.41)  $(3.38)   $(9.54)   $(18.17)

Weeks in period                   13        13       13        14         53