Form 10-Q
period 1997-05-03
BRADLEES INC
filed 1997-06-06
CIK 887356

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



            For the quarterly period ended May 3, 1997



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

Yes   X    No

   -------   --------

Number of shares of the issuer's common stock outstanding as of May 27, 1997:

11,391,708 shares.







                       Exhibit Index on Page 18

                   Page 1 of 19 (Excluding Exhibits)

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of

Bradlees, Inc., Debtor-in-Possession:



We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of May 3, 1997 and May 4, 1996, and the related condensed consolidated statements of operations, and cash flows for the thirteen-week periods ended May 3, 1997 and
May 4, 1996.   These financial statements are the responsibility
of the Company's management.



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



The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements (and Note 1 to the annual financial statements for the year ended February 1, 1997 (not presented herein)), certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the respective financial statements.



We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of February 1, 1997, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended (not presented herein); and, in our report dated March 20, 1997, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, (b) the Company's 1996 and 1995 losses from operations and stockholders' deficiency which raise substantial doubt about the Company's ability to continue as a going concern, and (c) the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, effective January 30, 1994. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.







DELOITTE & TOUCHE LLP



Boston, Massachusetts

May 21, 1997

                            BRADLEES, INC.
                           AND SUBSIDIARIES
                 (Operating as Debtor-in-Possession)
                   PART I - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

           (Dollars in thousands except per share amounts)


                                          13 Weeks Ended
                                  May 3, 1997          May 4, 1996
                                   -----------         ----------
Total sales                         $276,838            $349,891
Leased department sales                9,467              12,188
                                    --------            --------
Net sales                            267,371             337,703
Cost of goods sold                   187,713             235,189
                                    --------            --------
Gross margin                          79,658             102,514
Leased department and other
operating income                       2,099               2,757
                                    --------            --------
                                      81,757             105,271
Selling, store operating,
   administrative and distribution
   expenses                           98,538             137,947
Depreciation and amortization
   expense                             9,184              11,017
Interest and debt expense              3,281               2,515
Reorganization items                   2,747               7,538
                                    --------            --------
Net loss                            $(31,993)           $(53,746)
                                    ========            ========

Net loss per share                  $  (2.81)            $ (4.71)
                                    =========           =========



See accompanying notes to condensed consolidated financial statements.

                          BRADLEES, INC.
                         AND SUBSIDIARIES
                 (Operating as Debtor-in-Possession)
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (Dollars in thousands)
                                        May 3,     Feb. 1,    May 4,
                                        1997        1997      1996
                                      ---------- ----------  ----------
ASSETS
Current assets:
Unrestricted cash and
   cash equivalents                      $12,187    $10,025   $13,080
Restricted cash and
      cash equivalents                     9,224      9,126     7,194
                                       --------- ---------- ----------
  Total cash and cash equivalents         21,411     19,151    20,274
                                        --------- ---------- ----------
Accounts receivable                       11,604      8,240    10,055
Inventories                              254,551    236,920   300,414
Prepaid expenses                           8,790      8,466     9,992
Assets held for sale                       7,754      8,419     8,954
                                        --------- ---------- ----------
  Total current assets                   304,110    281,196   349,689
                                        --------- ---------- ----------
Property, plant and equipment, net:
Property excluding capital leases,net    136,152    139,246   158,444
Property under capital leases, net        23,949     24,395    35,277
                                        --------- ---------- ----------
  Total property,plant and
    equipment, net                       160,101    163,641   193,721
                                        --------- ---------- ----------
Other assets:
Lease interests at fair value and
 lease acquisition costs, net            148,326    150,229   184,213
Assets held for sale                       5,250      5,250     5,114
Other, net                                 4,986      3,884     4,009
                                        --------- ---------- ----------
  Total other assets                     158,562    159,363   193,336
                                        --------- ---------- ----------
  Total assets                          $622,773   $604,200  $736,746
                                        =========  ========= =========

                              (Continued)

                               BRADLEES, INC.
                              AND SUBSIDIARIES
                     (Operating as Debtor-in-Possession)
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                             (Dollars in thousands)

                                 May 3, 1997 Feb. 1, 1997  May 4, 1996
                                 ----------- ------------  -----------
LIABILITIES AND
STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable                   $133,203      $115,315    $145,401
Accrued expenses                     42,626        45,924      36,380
Self-insurance reserves               7,328         7,086       8,172
Short-term debt                      80,500        42,500         -
Current portion of capital
   lease obligations                  1,966         1,722       2,524
                                   ---------     ----------  ----------
   Total current liabilities        265,623       212,547     192,477

Long-term liabilities:
Obligations under capital leases     32,638        33,296      52,816
Deferred income taxes                 8,581         8,581       8,581
Self-insurance reserves              14,879        14,386      15,742
Other long-term liabilities          28,262        27,642      26,360
                                   ---------     ----------  ----------
  Total long-term liabilities        84,360        83,905     103,499
                                   ---------     ----------  ----------

Liabilities subject to settlement
 under the reorganization case      568,006       571,041     539,422

Stockholders' equity (deficiency):
Common stock - 11,391,708 shares
outstanding (11,394,433 at 2/1/97,
 11,413,554 at 5/4/96)
Par value                               115           115         115
Additional paid-in-capital          137,951       137,951     137,951
Unearned compensation                    -           (167)       (551)
Accumulated deficit                (432,518)     (400,525)   (235,512)
Treasury stock, at cost                (764)         (667)       (655)
                                   ----------    ----------  ----------
  Total stockholders' deficiency   (295,216)     (263,293)    (98,652)
                                   ----------    ----------  ----------
Total liabilities and
stockholders' deficiency           $622,773      $604,200    $736,746
                                   ========      ========    =========
See accompanying notes to condensed consolidated financial statements.

                             BRADLEES, INC.
                            AND SUBSIDIARIES
                   (Operating as Debtor-in-Possession)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                         (Dollars in thousands)

                                           13 Weeks Ended
                                      May 3, 1997   May 4, 1996
                                      ----------    -----------
Cash flows from operating activities:
Net loss                               $ (31,993)   $ (53,746)
 Adjustments to reconcile net loss
    to cash used by operating
    activities:
Depreciation and amortization expense      9,184       11,017
Amortization of deferred financing costs     750          484
Stock compensation, net                       -           104
Reorganization items                       2,747        7,538
Changes in working capital and other,net  (3,061)       1,431
                                         --------     --------
Net cash used by operating activities
before reorganization items              (22,373)     (33,172)
                                         --------     --------
Reorganization items:
Interest income received                     118          531
Chapter 11 professional fees paid         (3,329)      (2,963)
Other reorganization expenses paid, net   (1,553)      (2,605)
                                         --------     --------
Net cash used by reorganization items     (4,764)      (5,037)
                                         --------     --------
Net cash used by operating activities    (27,137)     (38,209)
                                         --------     --------
Cash flows from investing activities:
Capital expenditures, net                 (3,927)      (3,853)
Increase in restricted cash and
   cash equivalents                          (98)      (6,000)
                                         --------     --------
Net cash used in investing activities     (4,025)      (9,853)
                                         --------     --------
Cash flows from financing activities:
Payments of liabilities subject to
   settlement                             (2,486)        (900)
Deferred financing costs                  (1,776)        (312)
Net borrowings under the DIP facility     38,000           -
Principal payments on capital
   lease obligations                        (414)        (658)
                                          -------     --------
Net cash provided (used) by financing
   activities                             33,324       (1,870)
                                         --------     --------
Net increase (decrease) in unrestricted
   cash and cash equivalents               2,162      (49,932)

Unrestricted cash and cash equivalents:
Beginning of period                       10,025       63,012
                                         --------     --------
End of period                           $ 12,187     $ 13,080
                                         ========     ========

Supplemental disclosure of cash flow
   information:
Cash paid for interest                 $   2,347         1,962
Cash received for income taxes         $      -         24,477


See accompanying notes to condensed consolidated financial statements.

BRADLEES, INC.
AND SUBSIDIARIES
(Operating as Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Presentation

    The condensed consolidated financial statements of Bradlees, Inc. and subsidiaries, including Bradlees Stores, Inc. (collectively "Bradlees" or the "Company"), have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 23, 1995 (the "Filing"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").



    With respect to the unaudited condensed consolidated financial statements for the 13 weeks (first quarter) ended May 3, 1997 and May 4, 1996, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.



    These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended February 1, 1997 ("1996"). Due to the seasonal nature of the Company's business, operating results for the first quarter are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 1998 ("1997"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").



    The Company experienced significant operating losses in 1996 and 1995 and continued to post an operating loss in the first
quarter of 1997.   The Company's ability to continue as a going
concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to maintain compliance with debt covenants under the DIP Facility (Note 4), achievement of profitable operations, and the resolution of the uncertainties of the reorganization case discussed in Note 2.



    In an effort to return the Company to profitability and accomplish its long-term goals, the Company will continue to focus on merchandise quality and fashion as a way to differentiate itself from its closest competition, but is making the following modifications to its business strategy: (a) reintroducing lower opening price points in selective merchandise categories to enhance value, increase customer traffic and avoid costly promotions; (b) reintroducing certain basic convenience and commodity products that are typical of assortments carried by discount stores; (c) reinstituting a layaway program in the second half of 1997; (d) revising the Company's markdown policy based on product rate of sale; (e) making the weekly circulars more item-intensive and price-point oriented with clear presentation while reducing less productive and more costly advertising media; and (f) improving operating efficiencies to achieve further cost reductions. The Company is making evolutionary changes in its merchandise assortment and presentation in connection with these steps. In addition, the Company reduced and reorganized its home office, store, field and regional management structures and closed 27 stores in 1996.
 The Company closed one additional unprofitable store in April, 1997.



2.   Reorganization Case



    In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to settlement under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. Except for payments of approximately $1.4 million made in the first quarter of 1997 to settle certain reclamation claims, the ultimate amount and settlement terms for pre-petition liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Company currently retains the exclusive right to file a plan of reorganization until August 4, 1997 and to solicit acceptance of a plan of reorganization until October 3, 1997, each subject to possible extension as approved by the Bankruptcy Court.



    Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $50.9 million was recorded through May 3, 1997, for rejected leases and anticipated claims for certain closed store leases that were expected to be rejected. This liability may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected at a future date. The Company believes that it has recorded its best estimate of the liability for rejected leases based on information available.



    The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below. Deferred financing costs as of the Filing of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Revolver") and subordinated debt (the "2002 and 2003 Notes") have been netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $7.3 million of adequate protection payments have been applied to reduce the Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court in 1995. All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.

                                                   (000's)
Liabilities Subject to Settlement
---------------------------------  ---------------------------------------
Under the Reorganization Case       May 3, 1997   Feb. 1, 1997 May 4, 1996
-----------------------------       -----------   ------------ -----------
     Accounts payable                 $165,383       $167,098     $167,757
     Accrued expenses                   27,932         27,932       23,112
     Revolver                           73,805         75,005       77,405
     2002 Notes                        122,274        122,274      122,274
     2003 Notes                         97,957         97,957       97,957
     Financing obligation               17,951         17,951       17,951
     Obligations under capital leases   11,767         11,887       13,995
     Provision for rejected leases      50,937         50,937       18,971
                                      --------       --------     ---------
                                      $568,006       $571,041     $539,422
                                      =========      =========    ========


3.  Restricted Cash and Cash Equivalents

    Restricted cash and cash equivalents at May 3, 1997 were comprised of the following, along with earned interest of $.3 million: (a) $6.0 million of the $24.5 million federal income tax refund received in April 1996, held in escrow pending further order of the Bankruptcy Court; (b) $1.7 million of forfeited deposits, also held in escrow pending further order of the Bankruptcy Court, received in 1996 on a planned sale of an owned undeveloped property that was not consummated and (c) other funds ($1.2 million) restricted for security deposits for utility expenses incurred after the Filing. As of May 4, 1996, restricted cash and cash equivalents were comprised of the $6.0 million portion of the tax refund and the $1.2 million restricted for the security deposits.



4.  Debt

    As a result of the Filing, substantially all debt (exclusive of the DIP Facility) outstanding at May 3, 1997 was classified as liabilities subject to settlement (Note 2). No principal or interest payments are made on any pre-petition debt (excluding certain capital leases) without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. During 1995, the Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group. On June 25, 1996, the Bankruptcy Court approved an agreement between the Company and BTM Capital Corporation ("BTM") that fixed the secured claim of BTM in the amount of $2.25 million, subject to reduction for adequate protection payments also approved by the Bankruptcy Court. The adequate protection payments, a cash settlement, and deferred financing costs have been netted against the related outstanding debt amounts (Note 2).



    Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code; if, however, the debt is collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable. Other than those noted above, no other determinations have yet been made regarding the value of the property interests which collateralize various debts. Although interest may be paid pursuant to an order of the Bankruptcy Court, it is uncertain whether any post-petition interest will be payable or paid. The Company believes at this time that it is unlikely that such interest will be paid. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $8.0 million for both the first quarter of 1997 and 1996.



    DIP Facility The Company has a Debtor-in-Possession Revolving Credit and Guaranty Agreement (the "DIP Facility") in the aggregate amount of $200 million (of which $125 million is available for issuance of letters of credit) with Chase Manhattan Bank, as Agent, under which the Company is allowed to borrow for general corporate purposes, working capital and inventory purchases. There were outstanding direct borrowings of $80.5 million under the DIP Facility as of May 3, 1997. Trade and standby letters of credit outstanding under the DIP Facility were $17.2 and $20.7 million, respectively, at May 3, 1997 and $9.2 and $40.2 million, respectively, at May 4, 1996.



    At the Company's option, the Company may borrow under the DIP Facility, as amended on March 20, 1997, at the Alternate Base Rate (as defined) plus .50% or at the Adjusted LIBO Rate (as defined) plus 1.75%. The weighted average interest rate under the DIP Facility was 7.34% in the first quarter of 1997. The maximum borrowing, up to $200 million, is limited to 60% of the Eligible Book Value of Inventory (as amended on March 20, 1997 to include goods on order for which trade letters of credit have been issued). The Company paid a financing fee of approximately $1.8 million during the first quarter of 1997 for the March 1997 amendment to the DIP Facility. The Bankruptcy Court approved the amendment on April 8, 1997.



    Although there are no compensating balance requirements, the Company is required to pay an annual commitment fee of .5% of the unused portion of the DIP Facility. The DIP Facility contains restrictive covenants including, among other things, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and inventory levels, and a prohibition on paying dividends. At May 3, 1997, the Company is in compliance with the DIP Facility covenants. The lender under the DIP Facility has a "super-priority" claim against the estate of the Company. The March 1997 amendment also extended the expiration date to the earlier of June 23, 1998 or the substantial consummation of a reorganization plan that is confirmed by the Bankruptcy Court.



5.  Income Taxes

    The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109,
"Accounting for Income Taxes".   On an interim basis, the
Company provides for income taxes using the estimated annual effective rate method. The Company did not recognize a quarterly or annual income tax expense or benefit in 1996 and also does not expect to recognize a quarterly or annual income tax expense or benefit in 1997.



6.  Reorganization Items

    The Company provided for or incurred the following expense and income items during the first quarters of 1997 and 1996, directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations:

                                                      (000's)
                                         ------------------------------
                                         13 Weeks Ended  13 Weeks Ended
                                            May 3, 1997    May 4, 1996
                                         --------------  --------------
Professional fees                             $3,000          $1,000
Interest income                                 (118)           (531)
Gain on disposition of properties               (135)              -
Asset write-down                                   -           3,904
Change in estimate of inventory impairment reserve -          (1,000)
Employee severance and termination benefits        -           4,165
                                              -------         -------
                                              $2,747          $7,538
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



    Gain on disposition of properties: The Company sold two closed store leases in the first quarter of 1997 for $0.8 million and the related gains were classified as reorganization items since the associated net asset write-downs were previously included in reorganization items.



    Asset write-down: During the first quarter of 1996, the Company decided not to open a previously planned new store. As a result of this decision, the carrying value of the associated property exceeded the estimated net realizable value and a charge of $3.9 million was recorded. The estimated net realizable value of this property is included in long-term assets held for sale.



    Reserve for inventory impairment: The change in the reserve for inventory impairment established at February 3, 1996, was due to a revised (lower) estimate of the incremental markdowns required to liquidate the inventory at stores closed in June, 1996.



    Employee severance and termination benefits: Employee severance and termination benefits recognized in the first quarter of 1996 represented $3.1 million of severance pay for 287 store, district and regional positions eliminated as a result of the February, 1996 store management reorganization, and $1.1 million of estimated severance pay for 660 store positions eliminated as a result of the June 1996 store closings.



    As discussed in Note 1, the Company reduced and reorganized its home office, store, field and regional management structures and closed 27 stores in 1996, and closed one additional unprofitable store in April, 1997. As of May 3, 1997, the Company had reserves totaling approximately $10 million (exclusive of provisions for rejected leases discussed in Note
2) associated with those actions, including $7 million for employee severance and termination benefits (primarily for the December 1996 and January 1997 home office restructuring). The majority of these costs are currently expected to be paid during 1997. Approximately $2.2 million of these costs were paid in the first quarter of 1997, primarily for employee severance and termination benefits related to the home office restructuring.



7.  Statement of Financial Accounting Standards No. 128

    In February 1997, the Financial Accounting Standards Board
issued SFAS No. 128, "Earnings per Share".   SFAS No. 128 is
effective for financial statements for both interim and annual periods, ending after December 15, 1997. SFAS No. 128 would have no impact on the Company's loss per share calculations for the quarters ended May 3, 1997 and May 4, 1996.

                              BRADLEES, INC.
                             AND SUBSIDIARIES
                    (Operating as Debtor-in-Possession)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Results of operations expressed as a percentage of net sales were as follows for the 13 weeks ended May 3, 1997 ("First
Quarter 1997") and May 3, 1996 ("First Quarter 1996") :

                                               13 Weeks Ended
                                       May 3, 1997        May 4, 1996
                                  -------------------- -----------------
(Dollars in millions except
 per share amounts)
     Total sales                      $276.8             $349.9
Leased department sales                  9.5               12.2
Net sales                              267.3    100.0%    337.7   100.0%
Cost of goods sold                     187.7     70.2     235.2    69.6
                                      ------    -----     -----   -----
Gross margin                           79.6      29.8     102.5    30.4
Leased department and other
operating income                        2.1       0.8       2.7     0.8
                                      ------    -----     -----   -----
                                       81.7      30.6     105.2    31.2
Selling, store operating,
   administrative and distribution
   expenses                            98.5      36.9     137.9    40.8
Depreciation and amortization expense   9.2       3.5      11.0     3.3
Interest and debt expense               3.3       1.2       2.5     0.8
Reorganization items                    2.7       1.0       7.5     2.2
                                      ------    ------    ------   -----

Net loss                             ($32.0)    (12.0)%  ($53.7)  (15.9)%
                                      ======    ======    ======   =====

Net loss per share                   $(2.81)             $(4.71)
                                      ======              ======
Total sales increase (decrease):
All stores                            (20.9)%             (10.8)%
Comparable stores                      (6.4)%             (12.6)%

Number of stores in operation at
end of period                           109                 136

    The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.



    Total sales for First Quarter 1997 declined $73.1 million or 20.9% from First Quarter 1996 due primarily to the closing of 27 stores since First Quarter 1996 and a decrease of 6.4% in comparable store sales (including leased shoe department sales).
In addition to a negative impact from unseasonably cool weather in First Quarter 1997, the decline in comparable store sales was due, in part, to the fact that the Company has not yet benefited from modifications to its marketing strategy and merchandise mix and presentation (summarized in Note 1 to the Condensed
Consolidated Financial Statements), which are in varying stages of implementation. These same factors also contributed to a decline in comparable store sales in May, 1997.



    Gross margin declined $22.9 million (primarily as a result of the store closings) and 0.6% as a percentage of net sales in First Quarter 1997 from First Quarter 1996 due primarily to an increase in advertised markdowns, partially offset by a higher overall initial markup. Those two factors influencing the change in the gross margin rate were, in part, a result of advertising and merchandising decisions made in 1996 that are in the process of being modified (Note 1).



    Leased department and other operating income declined $.6 million primarily as a result of the store closings but remained the same as a percentage of net sales in First Quarter 1997 compared to First Quarter 1996.



    Selling, store operating, administrative and distribution ("SG&A") expenses declined $39.4 million and 3.9% as a percentage of net sales in First Quarter 1997 from First Quarter 1996. The improved SG&A expense performance was due primarily to the store closings and expense reduction programs recently implemented, including significant reductions in home office and advertising expenses. The Company is continuing to look for improvements in operating efficiencies to achieve further cost reductions.



    Depreciation and amortization expense declined $1.8 million but increased 0.2% as a percentage of net sales (due to the decline in sales) in First Quarter 1997 from First Quarter 1996. The dollar decline was due to the closed stores and the 1996 year-end write-down of long-lived assets ($40.8 million) under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".



    Interest and debt expense increased $.8 million and 0.4% as a percentage of net sales in First Quarter 1997 from First Quarter 1996 due primarily to the interest costs associated with borrowings under the DIP Facility (Note 4) that were not necessary in the prior-year period. The weighted average interest rate under the DIP Facility was 7.34% in First Quarter 1997.



    Reorganization items of $2.7 and $7.5 million for First
Quarter 1997 and First Quarter 1996, respectively, relate to the Chapter 11 proceedings and related restructuring and are discussed in Note 6.



    The Company did not record an income tax provision in First
Quarter 1997 due to the current expectation of no income tax expense or benefit in 1997. There was also no quarterly or annual income tax expense or benefit recorded in 1996.



Liquidity and Capital Resources



    The Company had outstanding borrowings of $80.5 million at May 3, 1997, exclusive of the issuance of letters of credit, under the Company's $200 million DIP Facility (Note 4). Such borrowings peaked at $94 million and averaged $67 million during First Quarter 1997. The Company currently expects its borrowings, exclusive of the issuance of letters of credit, under the DIP Facility in 1997 to peak at approximately $100 million in October or November, 1997 and average approximately $75 million for 1997. The projected borrowings are dependent upon achievement of cash flows from operations that are reasonably consistent with the Company's financial plan. There were no direct borrowings under the DIP Facility prior to the third quarter of 1996.



    Other than payments made to certain pre-petition creditors approved by the Bankruptcy Court (Notes 2 and 4), principal and interest payments on indebtedness, exclusive of certain capital lease obligations, incurred prior to the Filing have not been made and will not be made without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been confirmed by the Bankruptcy Court. Virtually all pre-petition indebtedness of Bradlees is subject to settlement under the reorganization case.



    In First Quarter 1997, cash used by operations before reorganization items was $22.4 million, compared to $33.2 million of cash used by operations before reorganization items in First Quarter 1996. This improvement was primarily due to the significantly lower operating loss in First Quarter 1997 and this year's increase in accounts payable of $17.9 million (see below) compared to a decrease in accounts payable of $11.6 million in First Quarter 1996, partially offset by the impact in First Quarter 1996 of the $24.5 million federal income tax refund (Note 3) included in "Changes in working capital and other, net" in last year's statement of cash flows. Net cash used by reorganization items in First Quarter 1997 was primarily the result of professional fee payments of $3.3 million, including fees paid related to the fourth quarter of 1996, and employee severance and termination benefits of $1.4 million. Components of restricted cash are discussed in Note 3.



    Inventories at May 3, 1997, declined $45.9 million from May 4, 1996, due primarily to the closed stores (inventories declined $4.0 million, excluding the impact of the closed stores), and increased $17.6 million from February 1, 1997, due primarily to a normal seasonal build-up. Accounts payable, exclusive of amounts subject to settlement, at May 3, 1997, declined $12.2 million from May 4, 1996, due primarily to the closed stores, and increased $17.9 million from February 1, 1997 due to the associated normal seasonal build-up of inventories.




    Accounts receivable at May 3, 1997, increased $3.4 and $1.5 million from February 1, 1997 and May 4, 1996, respectively, due primarily to higher credit card receivables resulting from a May 2, 1997 one-day sale. Accrued expenses at May 3, 1997, were $3.3 million lower than at February 1, 1997, due primarily to payments made against certain reserves established in 1996 for employee severance and termination benefits and store closing costs, and $6.2 million higher than May 4, 1996 due primarily to the reserve established in late 1996 for employee severance and termination benefits associated with the home office restructuring.



    The assets held for sale (current portion) is comprised of one owned undeveloped property currently expected to be sold in 1997. The long-term assets held for sale are comprised of one closed store site and one previously planned new store site that were both financed. The current estimated net realizable values for the two financed properties are less than the associated financing obligations included in liabilities subject to settlement. Any proceeds from the sale of the two financed properties are expected to be utilized to reduce the obligations.



    The Company incurred capital expenditures of $3.9 million in First Quarter 1997, primarily for management information systems, the same amount as in First Quarter 1996. For all of 1997, the Company expects total capital expenditures to be approximately $20 million, primarily for management information systems and various store improvements and maintenance projects.
 The Company currently expects to finance these expenditures through internally-generated funds.



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

                               BRADLEES, INC.

                             AND SUBSIDIARIES



                       PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K



(a)  Index to Exhibits





Exhibit No.  Exhibit                                 Page No.
----------   -------                                 --------

   10        Form of Revised Senior Vice President      20
                Severance Agreement


   11        Computation of earnings per share.         32


   15        Letter re:  unaudited interim financial    33
                         information.


(b)  Reports on Form 8-K



There were no reports on Form 8-K filed during the quarterly period ended May 3, 1997.

                             BRADLEES, INC.

                           AND SUBSIDIARIES



                               SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       BRADLEES, INC.





Date:  June 4, 1997                    By  /s/ PETER THORNER
                                       ---------------------------
                                       Peter Thorner
                                       Chairman and Chief
                                       Executive Officer







Date:  June 4, 1997                     By  /s/ CORNELIUS F. MOSES III
                                        ---------------------------
                                        Cornelius F. Moses III
                                        Senior Vice President,
                                        Chief Financial Officer

                                                         EXHIBIT 10





                       SEVERANCE AGREEMENT
                       -------------------







     AGREEMENT made as of the           day of       , 199    ,
by and between Bradlees Stores, Inc., a Massachusetts corporation ("Bradlees Stores"), Bradlees, Inc., a Massachusetts corporation ("Bradlees" and collectively with Bradlees Stores, the "Employer"), and [Name of Employee] (the "Employee").



                           WITNESSETH



     WHEREAS, the Employee is a valued employee of the Employer, and is presently [Title of Employee] of Bradlees, Inc.; and



     WHEREAS, it is the desire of the parties hereto to enter into an agreement to provide for a severance benefit for the Employee in the event of termination of the Employee's employment by the Employer in accordance with the terms and conditions set forth in Section 4 of this Agreement; and



     WHEREAS, it is the desire of the parties hereto to enter into an agreement to provide for a change of control benefit for the Employee in the event of the termination of the Employee's employment in accordance with the terms and conditions set forth in Section 5 of this Agreement.



     NOW THEREFORE, in consideration of the mutual covenants contained herein, the Employer and the Employee agree as follows:



     1.  Effective Date and Term.  The effective date (the
"Effective Date") of this Agreement shall be          .



Subject to the provisions of Section 5, the term of this Agreement shall be one (1) year from the Effective Date. This Agreement shall be renewed automatically for periods of one (1) year commencing at the first anniversary of the Effective Date and on each subsequent anniversary thereafter, unless either the Employee or the Employer gives written notice to the other not less than one (l) year prior to the date of any such anniversary, of such party's election not to extend the term of this Agreement. Notwithstanding the termination of this Agreement, certain provisions of this Agreement shall remain enforceable if so specified in this Agreement or if the context so requires. Nothing in this Agreement shall affect in any manner whatsoever the right or power of the Employer to terminate the employment of the Employee.

     2.  Compensation and Benefits.



         (a) Salary. The Employer agrees to and does hereby employ the Employee in an executive capacity for the Employee's period of employment with the Employer at a salary (the "Salary") at an annual rate as may be determined from time to time by the Chief Executive Officer of the Employer for a term which may be terminated at will by the Employer. Any salary as so determined and then in effect shall be the Salary for all purposes hereunder. The Salary shall be payable on a periodic basis, as the Employer shall determine which is the same basis upon which the Employer pays its actively employed employees in the same job classification or pay rate as the Employee from time to time, and at the same rate for any fraction of such a pay period unexpired at the termination of the Employee's period of employment with the Employer.



         (b) Taxation of Payments and Benefits. The Employer shall undertake to make deductions, withholdings and tax reports with respect to payments and benefits under this Agreement to the extent that it reasonably and in good faith believes that it is required to make such deductions, withholdings and tax reports. Payments under this Agreement shall be in amounts net of any such deductions or withholdings and nothing in this Agreement shall be construed to require the Employer to make any payments to compensate the Employee for any adverse tax effect associated with any payments or benefits or for any deduction or withholding from any payment or benefit.



     3. Duties of Employee. The Employee agrees that during the Employee's period of employment with the Employer:



         (a) the Employee will faithfully perform the duties of the Employee's employment hereunder, which duties (as the Employer agrees) will be commensurate with the Employee's position, and the Employee will devote to the performance of such duties such time and attention as such duties shall reasonably require;



         (b) the Employee will not, without the express written consent of the Chief Executive Officer, become actively engaged, either as an employee or as a principal in any business other than that of the Employer or of a division or subsidiary of the Employer; and



         (c) the Employee will do nothing inconsistent with the Employee's duties to the Employer.



Notwithstanding the foregoing, the Employee shall be entitled to vacations that are in keeping with the status of the position for which the Employee is employed and in accordance with the vacation policy of the Employer.

     4.  Severance Benefit.



         (a) In the event that the Employee's employment relationship with the Employer is terminated by the Employer for any reason other than for Cause (as hereinafter defined in Section 4(c) below), the Employer shall provide to the Employee the following severance benefits ("Severance Benefits"):



           (i)  continuation of the Employee's Salary at the rate

              then in effect;

          (ii) continuation of group health plan benefits to the extent authorized by and consistent with 29 U.S.C. - 1161 et seq. (commonly known as "COBRA"), with the cost of such benefits shared in the same relative proportion by the Employer and the Employee as in effect on the date of termination; and



         (iii) a lump sum payment equal to thirty-three percent (33%) of Employee's annual rate of Salary at the time of such termination (the "Severance Lump Sum"); provided, however, that the Employer shall have no obligation to make such lump sum payment under this Section 4(a) if the termination of the Employee is for Cause.



The Severance Benefits set forth in Sections 4(a)(i) and (ii) above shall continue until eighteen (18) months (or until such time as periodic payments equal to one and one half times the Employee's annual rate of Salary immediately prior to the termination have been paid) after the date of termination; provided, however, that in the event that the Employee commences any employment or self-employment during the period he is entitled to receive Severance Benefits, the remaining amount of Salary due pursuant to Section 4(a)(i) for the period from the commencement of such employment or self-employment to the end of the period the Employee is entitled to receive Severance Benefits shall be reduced by the amount of any compensation earned by the Employee with respect to such employment or self-employment and the payments and benefits provided under
Section 4(a)(ii) shall cease effective as of the date of commencement of such employment or self-employment if such benefits are available to the Employee through such employment or self-employment. Notwithstanding the foregoing, nothing in this Section 4(a) shall be construed to affect the Employee's right to receive COBRA continuation entirely at the Employee's own cost to the extent that the Employee may continue to be entitled to COBRA continuation after the Employee's right to cost sharing under Section 4(a)(ii) ceases, and for the purposes of this sentence only, the termination date of the Employee shall be deemed to be the last day the Employee is entitled to benefits pursuant to Section 4(a)(ii) of this Agreement. The Employee shall be obligated to give prompt notice of the date of commencement of any employment or self-employment during the period the Employee is entitled to receive Severance Benefits and shall respond promptly to any reasonable inquiries concerning any employment or self-employment in which the Employee engages during such period.

         (b) No Severance Benefit shall be payable if the employment relationship is terminated by the Employee or due to the Employee's death or due to the Employee's Disability. For purposes of this Agreement, the term "Disability" shall mean incapacity due to the physical or mental illness which has caused the Employee to be eligible to receive benefits under the Long Term Disability Plan maintained by the Employer or which would have caused the Employee to be eligible for such benefits had the Employee elected coverage under such plan.



         (c) For purposes of this Agreement, the term "Cause" shall mean:



           (i) dishonest statements or acts of the Employee with

               respect to the Employer or any subsidiary or

               affiliate thereof;



          (ii) the Employee's commission of (A) a felony or (B)

               a misdemeanor involving moral turpitude, deceit,

               dishonesty or fraud;



                       (iii) material failure to perform to the
               reasonable

               satisfaction of the Chief Executive Officer a

               substantial portion of the Employee's duties and

               responsibilities hereunder, which failure

               continues after written notice given to the

               Employee by the Chief Executive Officer;



          (iv) gross negligence or willful misconduct of the

               Employee with respect to the Employer or any

               subsidiary or affiliate thereof; or



           (v) material breach by the Employee of any of the

               Employee's obligations hereunder.



         (d) It is specifically agreed by the Employee that the Employer shall have the right to offset from any amounts due to the Employee hereunder, any amounts due and owing by the Employee to the Employer (including, but not limited to, unpaid loans, advances and the like).



     5.  Termination Pursuant to a Change of Control.



         (a) If there is a Change of Control (as defined in Section 5(b) below) during the term of this Agreement, the provisions of this Section 5 shall apply and shall continue to apply until the later of (i) the end of the term of this Agreement or (ii) one year from the date of the Change of Control. If, within one (1) year following a Change of Control, the Employee's employment is terminated by the Employer following the occurrence of any of the events listed in Section 5(c) below or if the Employee's employment is terminated without Cause, in lieu of any payments under Section 4 above, the Employer shall provide to the Employee the following benefits ("Change of Control Benefits"):

           (i) within thirty (30) days after such termination,

               a lump sum payment in an amount equal to the sum

               of (A) one and one-half (1.5) times the Employee's

               annual rate of Salary as in effect immediately

               prior to the Change of Control; and (B) the

               Severance Lump Sum; and



          (ii) continuation of group health plan benefits to the

               extent authorized by and consistent with COBRA,

               for a period of eighteen (18) months after such

               termination, with the cost of such benefits shared

               in the same relative proportion by the Employee

               and the Employer as in effect immediately prior to

               the Change of Control.



         (b) For purposes of this Agreement, the term "Change of Control" shall mean the occurrence of one or more of the following events:



           (i) any "person" (as such term is used in Sections

               13(d) and 14(d)(2) of the Securities Exchange Act

               of 1934, as amended (the "Exchange Act")) becomes

               a "beneficial owner" (as such term is defined in

               Rule 13d-3 promulgated under the Exchange Act)

               (other than Bradlees, any trustee or other

               fiduciary holding securities under an employee

               benefit plan of Bradlees, or any corporation

               owned, directly or indirectly, by the stockholders

               of Bradlees in substantially the same proportions

               as their ownership of stock of Bradlees), directly

               or indirectly, of securities of Bradlees

               representing 50% or more of the combined voting

               power of Bradlees' then outstanding securities; or



          (ii) persons who, as of the Effective Date, constituted

               Bradlees' Board of Directors (the "Incumbent

               Board") cease for any reason, including without

               limitation as a result of a tender offer, proxy

               contest, merger or similar transaction, to

               constitute at least a majority of the Board of

               Directors, provided that any person becoming a

               director of Bradlees subsequent to the Effective

               Date whose election was approved by at least a

               majority of the directors then comprising the

               Incumbent Board shall, for purposes of this

               Section 5(b), be considered a member of the

               Incumbent Board; or



         (iii) the stockholders of Bradlees approve a merger or

               consolidation of Bradlees with any other

               corporation or other entity, other than (A) a

               merger or consolidation which would result in the

               voting securities of Bradlees outstanding

               immediately prior thereto continuing to represent

               (either by remaining outstanding or by being

               converted into voting securities of the surviving

               entity) more than 50% of the combined voting power

               of the voting securities of Bradlees or such

               surviving entity outstanding immediately after

               such merger or consolidation or (B) a merger or

               consolidation effected to implement a

               recapitalization of Bradlees (or similar

               transaction) in which no "person" (as hereinabove

               defined) acquires more than 50% of the combined

               voting power of Bradlees' then outstanding

               securities; or

          (iv) the stockholders of Bradlees approve a plan of

               complete liquidation of  Bradlees or an agreement

               for the sale or disposition by Bradlees of all or

               substantially all of Bradlees' assets.



         (c) The events referred to in Section 5(a) above shall be as follows:



           (i) a reduction of the Employee's Salary; or



          (ii) an elimination of the Employee's participation

               in any senior management incentive plan
               maintained by the Employer in which the Employee participated immediately prior to the Change of Control; or



         (iii) the relocation of the offices at which the

               Employee is principally employed immediately prior

               to the Change of Control to a location more than

               fifty (50) miles from such offices, which

               relocation is not approved by the Employee.



         (d) No Change of Control Benefits shall be payable if the employment relationship is terminated by the Employee other than for the reasons set forth in Section 5(c) above or due to the Employee's death, Disability or retirement after attaining age 65.



     6. Litigation and Regulatory Cooperation. During and after the Employee's employment, the Employee shall cooperate fully with the Employer in the defense or prosecution of any claims or actions now in existence or which may be brought in the future against or on behalf of the Employer which relate to events or occurrences that transpired while the Employee was employed by the Employer. The Employee's full cooperation in connection with such claims or actions shall include, but not be limited to, being available to meet with counsel to prepare for discovery or trial and to act as a witness on behalf of the Employer at mutually convenient times. During and after the Employee's employment, the Employee also shall cooperate fully with the Employer in connection with any examination or review of any federal, state or local regulatory authority as any such examination or review relates to events or occurrences that transpired while the Employee was employed by the Employer. The Employer shall reimburse the Employee for any reasonable out-of-pocket expenses incurred in connection with the Employee's performance of obligations pursuant to this Section 6.



     7.  Confidential Information and Noncompetition.



         (a) Confidential Information. As used in this Agreement, "Confidential Information" means information belonging to the Employer which is of value to the Employer in the course of conducting its business and competing with other retailers and the disclosure of which could result in a competitive disadvantage to the Employer. Confidential Information includes, by way of example and without limitation, financial information, reports, and forecasts; customers lists; and business plans, prospects and opportunities (such as possible acquisitions or dispositions of businesses or facilities) which have been discussed or considered by the management of the

Employer. Confidential Information includes information developed by the Employee in the course of the Employee's employment by the Employer, as well as other information to which the Employee may have access in connection with the Employee's employment. Confidential Information also includes the confidential information of others with which the Employer has a business relationship.



         (b) Confidentiality. The Employee understands and agrees that the Employee's employment creates a relationship of confidence and trust between the Employee and the Employer with respect to all Confidential Information. At all times, both during the Employee's employment with the Employer and after its termination, the Employee will keep in confidence and trust all such Confidential Information, and will not use or disclose any such Confidential Information without the written consent of the Employer, except as may be necessary in the ordinary course of performing the Employee's duties to the Employer. The restrictions set forth in this Section 7(b) will not apply to information which is generally known to the public or in the business, unless such knowledge results from an unauthorized disclosure by the Employee, but this exception will not affect the application of any other provision of this Agreement to such information in accordance with the terms of such provision.



         (c) Documents, Records, etc. All documents, records, apparatus, equipment and other physical property, whether or not pertaining to Confidential Information, which are furnished to the Employee by the Employer or are produced by the Employee in connection with the Employee's employment will be and remain the sole property of the Employer. The Employee will return to the Employer all such materials and property as and when requested by the Employer. In any event, the Employee will return all such materials and property immediately upon termination of the Employee's employment for any reason. The Employee will not retain with the Employee any such material or property or any copies thereof after such termination.



         (d) Noncompetition and Nonsolicitation. During the term of the Employee's employment with the Employer and for eighteen (18) months thereafter, the Employee (i) will not, directly or indirectly, whether as owner, partner, shareholder, consultant, agent, employee, co-venturer or otherwise, engage, participate or invest in any Competing Business (as hereinafter defined); and (ii) will refrain from directly or indirectly employing, attempting to employ, recruiting or otherwise soliciting, inducing or influencing any person to leave employment with the Employer (other than involuntary terminations undertaken in the course of the Employee's employment with the Employer). The Employee understands that the restrictions set forth in this Section 7(d) are intended to protect the Employer's interest in its Confidential Information and established employee and customer relationships and goodwill, and agrees that such restrictions are reasonable and appropriate for this purpose. For purposes of this Agreement, the term "Competing Business" shall mean a business conducted by Wal-Mart Stores, Inc., K Mart Corporation, The Caldor Corporation, Ames Department Stores, Inc., or Hills Department Stores, Inc., or any of their respective successors or assigns; provided, however, that a business conducted by Target Stores shall be considered a Competing Business only if a significant portion of such business is conducted in states in which the Employer now or at the time of the Executive's termination of employment is conducting or is planning to conduct business.

         (e) Third-Party Agreements and Rights. The Employee hereby confirms that the Employee is not bound by the terms of any agreement with any previous employer or other party which restricts in any way the Employee's use or disclosure of information or the Employee's engagement in any business. The Employee represents to the Employer that the Employee's execution of this Agreement, the Employee's employment with the Employer and the performance of the Employee's proposed duties for the Employer will not violate any obligations the Employee may have to any such previous employer or other party. In the Employee's work for the Employer, the Employee will not disclose or make use of any information in violation of any agreements with or rights of any such previous employer or other party, and the Employee will not bring to the premises of the Employer any copies or other tangible embodiments of non-public information belonging to or obtained from any such previous employment or other party.



         (f) Injunction. The Employee agrees that it would be difficult to measure any damages caused to the Employer which might result from any breach by the Employee of the promises set forth in Sections 6 or 7 of this Agreement, and that in any event money damages would be an inadequate remedy for any such breach. Accordingly, the Employee agrees that if the Employee breaches, or proposes to breach, any portion of this Agreement, the Employer shall be entitled, in addition to all other remedies that it may have, to an injunction or other appropriate equitable relief to restrain any such breach without showing or proving any actual damage to the Employer.



     8.  Limitation of Benefits.



         (a) It is the intention of the Employee and of the Employer that no payments by the Employer to or for the benefit of the Employee under this Agreement or any other agreement or plan, if any, pursuant to which he is entitled to receive payments or benefits shall be nondeductible to the Employer by reason of the operation of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), relating to parachute payments. Accordingly, and notwithstanding any other provision of this Agreement or any such agreement or plan, if by reason of the operation of said Section 280G, any such payments exceed the amount which can be deducted by the Employer, such payments shall be reduced to the maximum amount which can be deducted by the Employer. To the extent that payments exceeding such maximum deductible amount have been made to or for the benefit of the Employee, such excess payments shall be refunded to the Employer with interest thereon at the applicable Federal Rate determined under Section 1274(d) of the Code, compounded annually, or at such other rate as may be required in order that no such payments shall be non-deductible to the Employer by reason of the operation of said Section 280G. To the extent that there is more than one method of reducing the payments to bring them within the limitations of said Section 280G, the Employee shall determine which method shall be followed, provided that if the Employee fails to make such determination within forty-five (45) days after the Employer has sent the Employee written notice of the need for such reduction, the Employer may determine the method of such reduction in its sole discretion.

         (b) If any dispute between the Employer and the Employee as to any of the amounts to be determined under this
Section 8 or the method of calculating such amounts, cannot be resolved by the Employer and the Employee, either the Employer or the Employee, after giving three (3) days written notice to the other, may refer the dispute to a partner in the Boston, Massachusetts office of a firm of independent certified public accountants selected jointly by the Employer and the Employee. The determination of such partner as to the amount to be determined under Section 8(a) and the method of calculating such amounts shall be final and binding on both the Employer and the Employee. The Employer shall bear the costs of any such determination.



     9.  Arbitration of Disputes.   Any controversy or claim
arising out of or relating to this Agreement or the breach thereof or otherwise arising out of the Employee's employment or the termination of that employment (including, without limitation, any claims of unlawful employment discrimination whether based on age or otherwise) shall in the first instance, to the fullest extent permitted by law, be settled by arbitration in any forum and form agreed upon by the parties or, in the absence of such an agreement, under the auspices of the American Arbitration Association ("AAA") in Boston, Massachusetts in accordance with the Employment Dispute Resolution Rules of the AAA, including, but not limited to, the rules and procedures applicable to the selection of arbitrators.
 Notwithstanding the foregoing, if a controversy or claim subject to this Section 9 is not resolved to the satisfaction of either the Employer or the Employee, either party may further pursue the claim in a court of competent jurisdiction. Notwithstanding the foregoing, this provision shall not preclude either party from pursuing a court action for the sole purpose of obtaining a temporary restraining order or a preliminary injunction in circumstances in which such relief is appropriate; provided, however, that any other relief shall be pursued through an arbitration proceeding pursuant to this Section 9.



     10. Integration. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior agreements between the parties with respect to any related subject matter.



     11. Assignment; Successors and Assigns, etc. Neither the Employer nor the Employee may make any assignment of this Agreement or any interest herein, by operation of law or otherwise, without the prior written consent of the other party; provided, however, that the Employer may assign its rights under this Agreement without the consent of the Employee in the event that the Employer shall hereafter effect a reorganization, consolidate with or merge into any other corporation, partnership, organization or other entity, or transfer all or substantially all of its properties or assets to any other corporation, partnership, organization or other entity. This Agreement shall inure to the benefit of and be binding upon the Employer and the Employee, their respective successors, executors, administrators, heirs and permitted assigns.



     12. Enforceability. If any portion or provision of this Agreement shall to any extent be declared illegal or unenforceable by a court of competent jurisdiction, then the remainder of this Agreement, or the application of such portion or provision in circumstances other than those as to which it is so declared illegal or unenforceable, shall not be affected thereby, and each portion and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

     13. Waiver. No waiver of any provision hereof shall be effective unless made in writing and signed by the waiving party. The failure of any party to require the performance of any term or obligation of this Agreement, or the waiver by any party of any breach of this Agreement, shall not prevent any subsequent enforcement of such term or obligation or be deemed a waiver of any subsequent breach.



     14. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and delivered in person or sent by registered or certified mail, postage prepaid, return receipt requested, to the Employee at the last address the Employee has filed in writing with the Employer or, in the case of the Employer, at its main offices, attention of the President.



     15. Amendment. This Agreement may be amended or modified only by a written instrument signed by the Employee and by a duly authorized representative of the Employer.



     16. Governing Law. This is a Massachusetts contract and shall be construed under and be governed in all respects by the internal laws of the Commonwealth of Massachusetts.



     17. Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be taken to be an original; but such counterparts shall together constitute one and the same document.



     18. Release. In consideration of the undertakings, transactions and consideration recited in this Agreement, the Employee, on behalf of the Employee and the Employee's, his agents, representatives, attorneys, assigns, heirs, executors, and administrators, hereby:



         (a) Unconditionally and irrevocably remises, releases and forever discharges the Employer and its subsidiaries and affiliates and its past, present and future officers, stockholders, directors, employees, representatives, attorneys,
agents, successors, divisions, companies,   subsidiaries and
affiliates (and past, present and future agents, directors, officers, stockholders, employees, representatives and attorneys of such divisions, companies, subsidiaries and affiliates), or any of them, of and from any and all suits, claims, demands, interest, costs (including attorneys' fees and costs actually incurred), expenses, actions and causes of action, rights, liabilities, obligations, promises, agreements, controversies, losses and debits, of any nature whatsoever, which the Employee or his heirs, successors, legal representatives or assigns now has, owns or holds, or at any time heretofore ever had, owned or held, or could have owned or held, whether known or unknown, suspected or unsuspected, from the beginning of the world to this date, including without limiting the generality of the foregoing, any rights or claims arising under Title VII of the Civil Rights Act of 1964, as amended; the Age Discrimination in Employment Act of 1967, as amended; the Equal Pay Act, as amended; the Fair Labor Standards Act, as amended; the Employment Retirement Income Security Act, as amended; the Americans with Disabilities Act, as amended; Massachusetts General Laws c. 151B, and any other statutory, common law or other claims of any nature whatsoever against the Employer or its subsidiaries or affiliates. The Employee further agrees never to institute against the Employer or its subsidiaries or affiliates any action or other proceeding in any court, administrative agency, or other tribunal of the United States or any State thereof, or before any arbitration agency, with respect to any claim or cause of action of any type arising or which may have existed at any time.



THIS MEANS THAT, BY SIGNING THIS AGREEMENT, THE EMPLOYEE WILL HAVE WAIVED ANY RIGHT THE EMPLOYEE HAD TO BRING A LAWSUIT OR MAKE ANY LEGAL CLAIM AGAINST THE EMPLOYER OR ITS SUBSIDIARIES OR AFFILIATES OR ANY OF THE PERSONS OR OTHER ENTITIES LISTED IN THIS AGREEMENT AND AGREES TO EXECUTE A GENERAL RELEASE OF CLAIMS IN A FORM PROVIDED BY THE EMPLOYER AS A CONDITION OF RECEIVING ANY BENEFITS PURSUANT TO THIS SEVERANCE AGREEMENT, AND THAT THE EMPLOYEE WILL HAVE RELEASED THE EMPLOYER AND ITS SUBSIDIARIES AND AFFILIATES OF ANY AND ALL CLAIMS OF ANY NATURE.



         (b) The Employee agrees to keep confidential and not to reveal the terms of this Agreement to anyone, except the Employee's spouse and legal counsel or advisor. The Employee further agrees that the Company shall have the uncontested right under this Agreement to secure injunctive relief from a court of competent jurisdiction to prevent the release or use of said confidential information.



         (c) Other than as stated herein, the undersigned parties warrant that no representation, promise, or inducement has been offered or made to induce any party to enter into this Agreement and that they are competent to execute this Agreement and accept full responsibility therefor. The Employee acknowledges that the Employee has had the opportunity to be advised and/or has been advised by the Employee's own legal counsel or advisor in executing this Agreement and that the Employee has been informed of the Employee's right to consider this Agreement for twenty-one (21) days, and of his right to revoke the Agreement within seven (7) days of the date the Employee signs it. This Agreement is intended as final expression of the parties' Agreement and as a complete and exclusive statement of the terms thereof.



     19. Bonus Plan. Employee hereby acknowledges that participation in the annual Corporate Bonus Plan (hereinafter "the Plan") is limited to active employees of the Employer and any terminated employee (terminated prior to payment of the Plan award in any Plan year), whether receiving severance or not, shall be ineligible to participate in the Plan.

     IN WITNESS WHEREOF, this Agreement has been executed as a sealed instrument by the Employer, by its duly authorized officer, and by the Employee, as of the date first above written.



                              BRADLEES, INC.





                              By:

                                   ---------------------------

                                   David L. Schmitt

                                   Senior Vice President and

                                   General Counsel





                                     BRADLEES STORES, INC.





                              By:

                                    --------------------------

                                    David L. Schmitt

                                    Senior Vice President and

                                    General Counsel



                                    --------------------------



                                    Employee













                  Commonwealth of Massachusetts

Norfolk, ss





     Then personally appeared                           before

                              -------------------------

 me on this          day of                and acknowledged the

            --------        --------------

 foregoing Amendment to the Severance Agreement to be (his/her) own free act and deed.



                                    ---------------------------

                                    Notary Public

                                    My commission expires:

                                                             EXHIBIT 11

                               BRADLEES, INC.
                              AND SUBSIDIARIES
                     (Operating as Debtor-in-Possession)

                  COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
                 (Amounts in thousands except per share amounts)

                                             13 Weeks Ended   13 Weeks Ended
                                               May 3,1997       May 4,1996
                                             --------------   --------------

Primary Loss Per Share Net loss                 ($31,993)        ($53,746)
                                                =========        =========

Weighted average number of shares outstanding     11,393           11,415

Incremental shares for assumed exercise of           -                -
stock options
                                                ---------         --------
Total common shares and common share equivalents  11,393           11,415
                                                =========         ========

Net earnings (loss) per share                     ($2.81)          ($4.71)
                                                =========         ========


Fully Diluted Loss Per Share (1)

Net loss                                        ($31,993)        ($53,746)
                                                =========        =========

Weighted average number of shares outstanding     11,393           11,415

Incremental shares for assumed exercise of           -                -
stock options
                                                ---------         --------
Total common shares and common share equivalents  11,393           11,415
                                                =========         ========

Fully diluted net loss per share                  ($2.81)          ($4.71)
                                                =========         ========


(1) The information in this exhibit is provided in accordance with Item 601 of Regulation S-k, although such information is not required by Paragragh 14 of Accounting Principles Board
Opinion No. 15.

                                                        EXHIBIT 15



Deloitte &
  Touche LLP
 ------------

125 Summer Street                            Telephone: (617)261-8000
Boston, Massachusetts 02110-1617             Facsimile: (617)261-8111





May 21, 1997






Bradlees, Inc.
One Bradlees Circle
Braintree, MA 02184



We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Bradlees, Inc. and subsidiaries, Debtor-in-Possession, for the 13-week periods ended May 3, 1997 and May 4, 1996 as indicated in our report dated May 21, 1997 (which included explanatory paragraphs relating to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code and (b) certain conditions which raise substantial doubt about the Company's ability to continue as a going concern); because we did not perform an audit, we expressed no opinion on that information.



We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended May 3, 1997, is incorporated by reference in Registration
Statement Nos. 33-64850, 33-64858, 33-80896, 33-86954, 33-86956
and 33-92178.



We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



/s/ Deloitte & Touche LLP
--------------------------





--------------------------

Deloitte Touche

Tohmatsu

International

-------------------