Form 10-Q
period 1997-08-02
BRADLEES INC
filed 1997-09-16
CIK 887356

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549



                            Form 10-Q



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarterly period ended August 2, 1997



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



                           (781) 380-3000

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

Yes   X    No

   -------    -------

Number of shares of the issuer's common stock outstanding as of September 2, 1997:

11,387,154 shares.







                  Exhibit Index on Page 23

              Page 1 of 24 (Excluding Exhibits)

INDEPENDENT ACCOUNTANTS' REPORT





To the Board of Directors and Stockholders of

     Bradlees, Inc., Debtor-in-Possession:



We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of August 2, 1997 and August 3, 1996, and the related condensed consolidated statements of operations, and cash flows for the twenty-six week periods ended August 2, 1997 and August 3, 1996, the condensed statements of operations for the thirteen week periods ended August 2, 1997 and August 3,
1996.   These financial statements are the responsibility of the
Company's management.



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







 /s/ DELOITTE & TOUCHE LLP



Boston, Massachusetts

August 19, 1997

                        BRADLEES, INC.

                        AND SUBSIDIARIES

                (Operating as Debtor-in-Possession)



                  PART I - FINANCIAL INFORMATION



   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

         (Dollars in thousands except per share amounts)





                                     13 Weeks Ended

                               Aug. 2, 1997     Aug. 3, 1996
                               ------------    -------------
Total sales                      $ 311,507     $    386,195

Leased department sales             14,091           16,617
                                 ----------    -------------

Net sales                          297,416          369,578

Cost of goods sold                 204,480          268,182
                                 ----------    -------------

Gross margin                        92,936          101,396

Leased department and other
 operating income                    3,145            3,931
                                 ----------    -------------
                                    96,081          105,327

Selling, store operating, admin.
 and distribution expenses          98,134          134,281

Depreciation and amortization
 expense                             9,038           10,459

Interest and debt expense            3,702            2,444

Reorganization items                 2,071           40,928
                                 ----------    -------------

Net loss                         $ (16,864)      $  (82,785)
                                 ==========    =============

Net loss per share               $   (1.48)     $     (7.25)
                                 ==========    =============



See accompanying notes to condensed consolidated financial statements.

                         BRADLEES, INC.

                       AND SUBSIDIARIES

             (Operating as Debtor-in-Possession)



  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

       (Dollars in thousands except per share amounts)



                                         26 Weeks Ended

                                   Aug. 2, 1997    Aug. 3, 1996
                                   ------------    ------------
       Total sales                   $588,346       $   736,086

       Leased department sales         23,559            28,805
                                     ----------    -------------

       Net sales                      564,787           707,281

       Cost of goods sold             392,192           503,371
                                     ----------    -------------

       Gross margin                   172,595           203,910

       Leased department and other
        operating income                5,440             6,957
                                     ----------    -------------
                                      178,035           210,867

       Selling, store operating,
        admin. and dist. expenses     196,869           272,497

       Depreciation and amortization   18,222            21,476

       Interest and debt expense        6,983             4,959

       Reorganization items             4,818            48,466
                                     ----------    -------------

       Net loss                      $(48,857)       $  (136,531)
                                     ==========    =============

       Net loss per share            $  (4.29)       $    (11.96)
                                     ==========    =============



       See accompanying notes to condensed consolidated financial statements.

                      BRADLEES, INC.

                     AND SUBSIDIARIES

              (Operating as Debtor-in-Possession)



         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                     (Dollars in thousands)




                             8/02/97     2/01/97        8/03/96
                             -------     -------        -------
ASSETS

Current assets:

Unrest. cash and cash equiv. $10,858     $10,025        $17,318

Restricted cash
 and cash equivalents          9,334       9,126          7,350
                             --------    --------       --------
Total cash and
cash equivalents              20,192      19,151         24,668
                             --------    --------       --------


Accounts receivable           10,453       8,240         13,737

Inventories                  253,993     236,920        256,402

Prepaid expenses               8,887       8,466          9,709

Assets held for sale           7,754       8,419          8,954
                             --------    --------       --------

  Total current assets       301,279     281,196        313,470
                             --------    --------       --------

Property, plant and equip.,net:

Property excluding
 capital leases, net         136,975     139,246        145,567

Property under capital leases,
 net                          22,681      24,395         30,118
                             --------    --------       --------

Total property, plant
and equipment, net           159,656     163,641        175,685
                             --------    --------       --------

Other assets:

 Lease interests at fair
  value and lease acquisition
  costs, net                 146,570     150,229        182,042

 Assets held for sale          5,250       5,250         10,153

 Other, net                    4,432       3,884          3,757
                             --------    --------       --------

  Total other assets         156,252     159,363        195,952
                            --------    --------       --------


  Total assets              $617,187    $604,200       $685,107
                            ========    ========       ========





                            (Continued)

                         BRADLEES, INC.

                        AND SUBSIDIARIES

             (Operating as Debtor-in-Possession)



              CONDENSED CONSOLIDATED BALANCE SHEETS

                   (Dollars in thousands)



                               8/02/97     2/01/97     8/03/96
                               -------     -------     -------
LIABILITIES AND
 STOCKHOLDERS' EQUITY


Current liabilities:

Accounts payable              $139,410     $115,315    $147,216

Accrued expenses                41,389       45,924      40,736

Self-insurance reserves          7,378        7,086       8,511

Short-term debt                 89,000       42,500           -

Current portion of capital lease
 obligations                     1,966        1,722       2,226
                               --------     --------    --------

Total current liabilities      279,143      212,547     198,689
                               --------     --------    --------


Long-term liabilities:

Obligations under capital
 leases                         32,224       33,296      48,069

Deferred income taxes            8,581        8,581       8,581

Self-insurance reserves         14,979       14,386      17,024

Other long-term liabilities     26,976       27,642      24,095
                               --------     --------    --------

  Total long-term liabilities   82,760       83,905      97,769
                               --------     --------    --------

Liabilities subject to settl.
 under the reorg. case         567,365      571,041     569,955


Stockholders' equity (deficiency):

 Common stock - 11,387,154
  outstanding (11,394,433 at 2/1/97,
  11,411,167 at 8/3/96)

   Par value                       115          115         115

   Additional paid-in-capital  137,951      137,951     137,951

 Unearned compensation               -         (167)       (420)

 Accumulated deficit          (449,382)    (400,525)   (318,297)

 Treasury stock, at cost          (765)        (667)       (655)
                               --------     --------    --------

 Total stockholders' equity
   (deficiency)               (312,081)    (263,293)   (181,306)
                               --------     --------    --------


 Total liabilities & stock.
  equity (deficiency)         $617,187     $604,200    $685,107
                              ========     ========    ========



See accompanying notes to condensed consolidated financial statements.

                      BRADLEES, INC.

                     AND SUBSIDIARIES

             (Operating as Debtor-in-Possession)



  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    (Dollars in thousands)


                                          26 Weeks Ended

                                    Aug. 2, 1997     Aug. 3, 1996
                                    ------------     ------------
Cash flows from operating activities:

Net loss                            $   (48,857)   $   (136,531)

Adjustments to reconcile net loss to cash used by operating activities:

Depreciation and amortization expense    18,222           21,476

Amortization of deferred financing costs  1,577            1,033

Reorganization items                      4,818           48,466

Changes in working capital and other,
 net                                      3,915           48,533
                                       --------         --------
Net cash used by operating activities
  before reorganization items           (20,325)         (17,023)
                                       --------         --------

Reorganization items:

Interest income received                    229              991

Chapter 11 professional fees paid        (5,068)          (5,701)

Other reorganization expenses paid, net  (3,295)          (4,624)
                                        --------         --------

Net cash used by reorganization items    (8,134)          (9,334)
                                        --------         --------

Net cash used by operating activities   (28,459)         (26,357)

Cash flows from investing activities:

Capital expenditures, net               (10,890)          (9,440)

Increase in restricted cash
 and cash equivalents                      (208)          (6,156)
                                        --------         --------

Net cash used in investing activities   (11,098)         (15,596)
                                        --------         --------

Cash flows from financing activities:

Payments of liabilities subject
 to settlement                           (3,506)          (2,120)

Deferred financing costs                 (1,776)            (313)

Net borrowings under the DIP
 facility                                46,500                -

Principal payments on capital
 lease obligations                         (828)          (1,308)
                                        --------         --------

 Net cash provided by
 financing activities                    40,390           (3,741)
                                        --------         --------

Net increase (decr.) in unrestricted cash
 and cash equivalents                       833          (45,694)

Unrestricted cash and cash equivalents:

 Beginning of period                     10,025           63,012
                                       --------          --------

 End of period                          $10,858          $17,318
                                       ========          ========

Supplemental disclosure of cash flow information:

Cash paid for interest and
 certain debt fees                $       5,221     $      4,005

Cash received for income taxes    $         109     $     25,012






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



     With respect to the unaudited condensed consolidated financial statements for the 13 weeks (second quarter) and 26 weeks (year-to-date) ended August 2, 1997 and August 3, 1996, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.



     These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended February 1, 1997 ("1996"). Due to the seasonal nature of the Company's business, operating results for the second quarter and year-to-date period are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 1998 ("1997"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").



    The Company experienced significant operating losses in 1996 and 1995 and continued to post an operating loss in the
year-to-date period of 1997.   The Company's ability to continue
as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to maintain compliance with debt covenants under the DIP Facility (Note 4), achievement of profitable operations, and the resolution of the uncertainties of the reorganization case discussed in Note 2.



    In an effort to return the Company to profitability and accomplish its long-term goals, the Company will continue to focus on merchandise quality and fashion as a way to differentiate itself from its closest competition, but has made or is in the process of making the following modifications to its business strategy: (a) reintroducing lower opening price points in selective merchandise categories to enhance value, increase customer traffic and avoid costly promotions; (b) reintroducing certain basic convenience and commodity products that are typical of assortments carried by discount stores; (c) reinstituting a layaway program and in-store directional and departmental signage for the second half of 1997; (d) revising the Company's markdown policy based on product rate of sale; (e) making the weekly circulars more item-intensive and price-point oriented with clear presentation while reducing less productive and more costly advertising media; (f) introducing both a "Certified Value" program that highlights certain key items at highly competitive everyday prices and a "Wow!" program which integrates targeted and unadvertised opportunistic purchases; and (g) improving operating efficiencies to achieve further cost reductions. The Company is making changes in its merchandise assortment and presentation in connection with these steps. In addition, the Company has reduced and reorganized its home office, store, field and regional management structures and closed 27 stores in 1996. The Company closed one additional unprofitable store in April, 1997.



2.  REORGANIZATION CASE



    In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to settlement under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. Except for year-to-date payments of approximately $1.4 million made in 1997 to settle certain reclamation claims, the ultimate amount and settlement terms for pre-petition liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Company currently retains the exclusive right to file a plan of reorganization until February 2, 1998 and to solicit acceptance of a plan of reorganization until April 3, 1998, each subject to possible extension as approved by the Bankruptcy Court.



    Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $50.9 million was recorded through August 2, 1997, for rejected leases and an anticipated claim for a closed store lease that may be rejected. This liability may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected at a future date. The Company believes that it has recorded its best estimate of the liability for rejected leases based on information available.



    The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below. Deferred financing costs as of the Filing of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Revolver") and subordinated debt (the "2002 and 2003 Notes") have been netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $7.9 million of adequate protection payments have been applied to reduce the Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court in 1995. All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.

                                              (000's)
                                  ------------------------------
Liabilities Subject to Settlement  Aug. 2,    Feb. 1,    Aug. 3,
Under the Reorganization Case       1997       1997       1996
                                  --------   --------   --------

  Accounts payable                $165,762   $167,098   $167,123

  Accrued expenses                  27,932     27,932     25,499

  Revolver                          72,905     75,005     76,505

  2002 Notes                       122,274    122,274    122,274

  2003 Notes                        97,957     97,957     97,957

  Financing obligation              17,951     17,951     17,951

  Obligations under capital leases  11,647     11,887     13,675

  Provision for rejected leases     50,937     50,937     48,971
                                   -------    -------    -------
                                  $567,365   $571,041   $569,955
                                   =======    =======    =======


3.  RESTRICTED CASH AND CASH EQUIVALENTS


    Restricted cash and cash equivalents at August 2, 1997 were comprised of the following, along with earned interest of $.4 million: (a) $6.0 million of the $24.5 million federal income tax refund received in April 1996, held in escrow pending further order of the Bankruptcy Court; (b) $1.7 million of forfeited deposits, also held in escrow pending further order of the Bankruptcy Court, received in 1996 on a planned sale of an owned undeveloped property that was not consummated and (c) other funds ($1.2 million) restricted as security deposits for utility expenses incurred after the Filing. As of August 3, 1996, restricted cash and cash equivalents were comprised of the $6.0 million portion of the tax refund and the $1.2 million restricted for the security deposits, along with earned interest of $.2 million.



4.  DEBT


    As a result of the Filing, substantially all debt (exclusive of the DIP Facility) outstanding at August 2, 1997 was classified as liabilities subject to settlement (Note 2). No principal or interest payments are made on any pre-petition debt (excluding certain capital leases) without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. During 1995, the Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group. On June 25, 1996, the Bankruptcy Court approved an agreement between the Company and BTM Capital Corporation ("BTM") that fixed the secured claim of BTM in the amount of $2.25 million, subject to reduction for adequate protection payments also approved by the Bankruptcy Court. The adequate protection payments, a cash settlement, and deferred financing costs have been netted against the related outstanding debt amounts (Note 2).



    Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code; if, however, the debt is collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable. Other than those noted above, no other determinations have yet been made regarding the value of the property interests which collateralize various debts. Although interest may be paid pursuant to an order of the Bankruptcy Court, it is uncertain whether any post-petition interest will be payable or paid. The Company believes at this time that it is unlikely that such interest will be paid. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $7.8 and $15.6 million for the second quarter and year-to-date periods of 1997, respectively, and $7.8 and $15.7 million for the second quarter and year-to-date periods of 1996, respectively.



    DIP FACILITY The Company has a Debtor-in-Possession Revolving Credit and Guaranty Agreement (the "DIP Facility") in the aggregate amount of $200 million (of which $125 million is available for issuance of letters of credit) with Chase Manhattan Bank, as Agent, under which the Company is allowed to borrow for general corporate purposes, working capital and inventory purchases. There were outstanding direct borrowings of $89.0 million under the DIP Facility as of August 2, 1997. Trade and standby letters of credit outstanding under the DIP Facility were $29.9 and $19.7 million, respectively, at August 2, 1997 and $21.4 and $45.2 million, respectively, at August 3, 1996.



    At the Company's option, the Company may borrow under the DIP Facility at the Alternate Base Rate (as defined) plus .50% or at the Adjusted LIBO Rate (as defined) plus 1.75%. The weighted average interest rate under the DIP Facility was 7.63% in the second quarter and 7.45% in the year-to-date period of 1997. The maximum borrowing, up to $200 million, is limited to 60% of the Eligible Book Value of Inventory (as defined). The Company paid a financing fee of approximately $1.8 million during the first quarter of 1997 for an amendment to the DIP Facility in March 1997.



    Although there are no compensating balance requirements, the Company is required to pay an annual commitment fee of .5% of the unused portion of the DIP Facility. The DIP Facility contains restrictive covenants including, among other things, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and inventory levels, and a prohibition on paying dividends. At August 2, 1997, the Company is in compliance with the DIP Facility covenants. The lender under the DIP Facility has a "super-priority" claim against the estate of the Company. The DIP Facility is scheduled to expire on the earlier of June 23, 1998 or the substantial consummation of a reorganization plan that is confirmed by the Bankruptcy Court.

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



6.  REORGANIZATION ITEMS


    The Company provided for or incurred the following expense and income items during the second quarter and year-to-date periods of 1997 and 1996, directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations:



                                           (000's)
                             -----------------------------------
                             13 Weeks Ended      26 Weeks Ended
                             8/2/97   8/3/96     8/2/97   8/3/96
                             ------   ------     -------  ------
Professional fees            $2,250   $1,500     $5,250   $2,500

Interest income                (111)    (460)      (229)    (991)

Gain on disposition of
  properties                    (68)       -       (203)       -

Provision for rejected leases     -   30,000          -   30,000

Net asset write-offs              -    6,328          -   10,232

Change in estimate of
  inventory impairment reserve    -        -          -   (1,000)

Provision for occupancy and
  other store closing costs       -    3,560          -    3,560

Employee severance and
  termination benefits            -        -          -    4,165
                            -------  -------    -------  -------
                             $2,071  $40,928     $4,818  $48,466
                            =======  =======    =======  =======



    PROFESSIONAL FEES AND INTEREST INCOME:   Professional fees
represent estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which are required to be paid by the Company while in Chapter 11). Interest income represents interest earned on cash invested during the Chapter 11 proceeding.



    GAIN ON DISPOSITION OF PROPERTIES: The Company sold two closed store leases and certain equipment in 1997 for $0.9 million and the related gains were classified as reorganization items since the associated net asset write-offs were previously included in reorganization items.



    PROVISION FOR REJECTED LEASES AND NET ASSET WRITE-OFFS: In July, 1996, the Company approved a restructuring plan to close 14 additional stores in the third quarter of 1996 (the "Fall 1996 Closed Stores"). In connection with this plan, the Company recorded a provision of $30 million of claim estimates for the expected rejection of certain closing store leases. In connection with the store closings and lease rejections, the Company wrote off certain net assets of $6.3 million, including net capital lease assets and a write-down of the land and building at the Company's

Providence, RI store to the estimated net realizable value. The net realizable value of this property is classified as a long-term asset held for sale. In April, 1996, the Company decided not to open a previously planned new store in Philadelphia, PA. As a result of this decision, the carrying value of the associated property exceeded the estimated net realizable value and a charge of $3.9 million was recorded in the first quarter of 1996. The net realizable value of this property is also classified as a long-term asset held for sale.



    RESERVE FOR INVENTORY IMPAIRMENT: The change in the reserve for inventory impairment (established at February 3, 1996) was recorded in the first quarter of 1996 due to a revised (lower) estimate of the incremental markdowns required to liquidate the inventories at 13 stores closed in June, 1996 (the "Spring 1996 Closed Stores"). An additional reserve for inventory impairment of $5.9 million was recorded and charged to cost of goods sold at August 3, 1996, for the Company's best estimate of the incremental markdowns required to liquidate the inventories at the Fall 1996 Closed Stores. Such costs were recorded at August 3, 1996, in accordance with the retail inventory method. In January, 1996, the provision for inventory impairment was classified as a restructuring charge, however the reserve established for the Fall 1996 Closed Stores was charged to cost of sales as a result of an SEC staff announcement at the July 18, 1996 meeting of the Emerging Issues Task Force in which they stated that they believe inventory markdowns attributable to a restructuring or exit plan should be classified in the income statement as a component of cost of sales.



    STORE CLOSING COSTS: The Company established reserves totaling $3.6 million at August 3, 1996 for occupancy and other store closing costs. Other store closing costs represent incremental asset protection, occupancy and various closing costs associated with the decision to close the stores. Other store closing costs paid year-to-date in 1997 totaled $1.4 million.



    EMPLOYEE SEVERANCE AND TERMINATION BENEFITS: Employee severance and termination benefits recognized in the year-to-date period of 1996 represented $3.1 million of severance pay for 287 store, district and regional positions eliminated as a result of the February, 1996 store management reorganization, and $1.1 million of estimated severance pay for 660 store positions eliminated as a result of the June 1996 store closings.



    As discussed in Note 1, the Company has reduced and reorganized its home office, store, field and regional management structures and closed 27 stores in 1996, and closed one additional unprofitable store in April, 1997. As of August 2, 1997, the Company had reserves totaling approximately $8 million (exclusive of provisions for rejected leases discussed in Note 2) associated with those actions, including $6 million for employee severance and termination benefits (primarily for the December 1996 and January 1997 home office restructuring). Approximately $3.3 million of these costs were paid in the year-to-date period of 1997, primarily for employee severance and termination benefits related to the home office restructuring. The majority of the remaining reserved costs are currently expected to be paid within a year. The Company has reached a tentative settlement agreement with Mark Cohen, the Company's former CEO whose employment terminated in December, 1996, that is subject to Bankruptcy Court approval.

7.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128



    In February 1997, the Financial Accounting Standards Board
issued SFAS No. 128, "Earnings per Share".   SFAS No. 128 is
effective for financial statements for both interim and annual periods, ending after December 15, 1997. SFAS No. 128 would have no impact on the Company's loss per share calculations for the quarter and year-to-date periods ended August 2, 1997 and August 3, 1996.

                             BRADLEES, INC.

                            AND SUBSIDIARIES

                  (Operating as Debtor-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations



Results of operations, summarized in millions of dollars and expressed as a percentage of net sales (on the next page), were as follows for the 13 weeks and 26 weeks ended August 2, 1997 ("Second Quarter 1997" and "Year-to-Date 1997", respectively) and for the 13 weeks and 26 weeks ended August 3, 1996 ("Second Quarter 1996" and "Year-to-Date 1996", respectively) :



                     13 Weeks Ended             26 Weeks Ended

                     8/2/97   8/3/96            8/2/97   8/3/96
                     ------   ------            ------   ------
(Dollars in millions
 except per share amounts)

Total sales           $311.5  $386.2            $588.3    $736.1

Leased dept sales       14.1    16.6              23.5      28.8
                       -----   -----             -----     -----

Net sales              297.4   369.6             564.8     707.3

Cost of goods sold     204.5   268.2             392.2     503.4
                       -----   -----             -----     -----

Gross margin            92.9   101.4             172.6     203.9

Leased dept and other
 operating income        3.1     3.9               5.4       7.0
                       -----   -----             -----     -----
                        96.0   105.3             178.0     210.9

Selling, store oper.,
admin. and dist. exp.   98.1   134.3             196.9     272.5

Depreciation and
amortization expense     9.0    10.5              18.2      21.5

Interest and debt exp.   3.7     2.4               7.0       4.9

Reorganization items     2.1    40.9               4.8      48.5
                       -----   -----             -----     -----


Net loss              $(16.9) $(82.8)           $(48.9)  $(136.5)
                       ======  ======            ======   =======

Net loss per share    $(1.48) $(7.25)           $(4.29)  $(11.96)
                       ======  ======            ======   ======

Total sales decrease

 All stores           (19.3)%  (11.7)%           (20.1)%  (11.3)%

 Comparable stores     (7.3)%  (10.0)%            (6.9)%  (11.2)%



Number of stores in
oper. at end of period   109     124               109      124

                         BRADLEES, INC.

                        AND SUBSIDIARIES

                (Operating as Debtor-in-Possession)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS







Results of Operations (Con't)



                      13 Weeks Ended          26 Weeks Ended
                      8/2/97   8/3/96       8/2/97     8/3/96
                      ------   ------       ------     ------
As a % of net sales,
 results were as follows:


Net sales             100.0 %  100.0 %       100.0 %    100.0 %

Cost of goods sold     68.8     72.6          69.4       71.2
                      -----    -----         -----      -----

Gross margin           31.2     27.4          30.6       28.8

Leased dept. & other
 operating income       1.1      1.1           0.9        1.0
                      -----    -----         -----      -----
                       32.3     28.5          31.5       29.8

Selling, store oper.,
admin. and dist. exp.  33.0     36.3          34.9       38.5

Depreciation and
 amortization           3.0      2.8           3.2        3.0

Interest and debt exp.  1.3      0.7           1.2        0.7

Reorganization items    0.7     11.1           0.9        6.9
                      -----    -----         -----      -----

  Net loss             (5.7)%  (22.4)%        (8.7)%    (19.3)%
                      =====    =====         =====      =====

    The following discussions, as well as other portions of this document, include certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.



SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996



    Total sales for Second Quarter 1997 declined $74.7 million or 19.3% from Second Quarter 1996 due primarily to the closing of 15 stores since the end of Second Quarter 1996 (12 other stores closed during Second Quarter 1996) and a decrease of 7.3% in comparable store sales (including leased shoe department sales). In addition to a negative sales impact from unseasonably cool weather through the first week of June and less promotional and clearance activity, the decline in comparable store sales was due, in part, to the Company's belief that the modifications to its marketing strategy and merchandise mix and presentation (summarized in Note 1 to the Condensed Consolidated Financial Statements) were not fully in place in time to have a significant impact on Second Quarter 1997 sales.



    Gross margin declined $8.5 million (primarily as a result of the store closings) but increased 3.8% as a percentage of net sales in Second Quarter 1997 from Second Quarter 1996 due primarily to lower markdowns, lower inventory shrink and a $5.9 million markdown provision recorded in Second Quarter 1996 for the Fall 1996 Closed Stores (Note 6). The lower markdowns in Second Quarter 1997 were the result of less promotional and clearance activity in Second Quarter 1997 as part of the Company's plan to increase advertising productivity and improve margins.



    Leased department and other operating income declined $.8 million, primarily as a result of the store closings, but remained the same as a percentage of net sales in Second Quarter
1997 compared to Second Quarter 1996.



    Selling, store operating, administrative and distribution ("SG&A") expenses declined $36.1 million and 3.3% as a percentage of net sales in Second Quarter 1997 from Second Quarter 1996. The improved SG&A expense performance was due primarily to the store closings and expense reduction programs, including significant reductions in home office and advertising expenses. The Company is implementing further SG&A expense reductions in the second half of 1997.



    Depreciation and amortization expense declined $1.4 million but increased 0.2% as a percentage of net sales (due to the decline in sales) in Second Quarter 1997 from Second Quarter 1996. The dollar decline was due to the closed stores and the 1996 year-end write-down of long-lived assets ($40.8 million) under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".



    Interest and debt expense increased $1.3 million and 0.6% as a percentage of net sales in Second Quarter 1997 from Second Quarter 1996 due primarily to the interest costs associated with borrowings under the DIP Facility (Note 4) that were not necessary in the prior-year period. The weighted average interest rate under the DIP Facility was 7.63% in Second Quarter 1997.



    Reorganization items of $2.1 and $40.9 million for Second
Quarter 1997 and Second Quarter 1996, respectively, related to the Chapter 11 proceedings and related restructuring and are discussed in Note 6.



    The Company did not record an income tax provision in Second
Quarter 1997 due to the current expectation of no income tax expense or benefit in 1997. There was also no income tax expense or benefit recorded in Second Quarter 1996.



YEAR-TO-DATE 1997 COMPARED TO YEAR-TO-DATE 1996



    Year-to-Date 1997 total sales declined $147.7 million or 20.1% from Year-to-Date 1996 due primarily to the closing of 27 stores since the beginning of June 1996 and a decrease of 6.9% in comparable store sales. The decline in year-to-date comparable store sales was due primarily to the factors discussed above for Second Quarter 1997.



    Gross margin for Year-to-Date 1997 declined $31.3 million (primarily as a result of the store closings) but increased 1.8% as a percentage of net sales due primarily to the Second Quarter 1997 3.8% increase discussed above, partially offset by a 0.6% decline as a percentage of net sales in the First Quarter of 1997. The first quarter decline was a result of an increase in advertised markdowns, partially offset by a higher overall initial markup, both of which were due, in part, to merchandising decisions made in 1996 that have been or are in the process of being modified.



    Leased department and other operating income declined $1.5 million (primarily as a result of the store closings) or 0.1% as a percentage of net sales in Year-to-Date 1997 compared to Year-to-Date 1996.



    Year-to-Date 1997 SG&A expenses declined $75.6 million or 3.6% as a percentage of net sales compared to Year-to-Date 1996.
 The improved year-to-date SG&A expense performance was due primarily to the factors discussed above for Second Quarter 1997.



    Depreciation and amortization expense declined $3.3 million but increased 0.2% as a percentage of net sales (due to the decline in sales) in Year-to-Date 1997 compared to Year-to-Date 1996. The dollar decline was due to the factors discussed above for Second Quarter 1997.



    Interest and debt expense increased $2.0 million or 0.5% as a percentage of net sales due primarily to the same factors discussed above for Second Quarter 1997. The weighted average interest rate under the DIP Facility was 7.45% during Year-to-Date 1997.

    Reorganization items of $4.8 and $48.5 million for Year-to-Date 1997 and Year-to-Date 1996, respectively, related to the Chapter 11 proceedings and related restructuring and are discussed in Note 6.



    The Company did not record an income tax provision in Year-to-Date 1997 due to the current expectation of no income tax expense or benefit in 1997. There was also no income tax expense or benefit recorded in Year-to-Date 1996.



LIQUIDITY AND CAPITAL RESOURCES



    The Company had outstanding borrowings of $89.0 million at August 2, 1997, exclusive of the issuance of letters of credit, under the Company's $200 million DIP Facility (Note 4). Such borrowings peaked at $89 million and averaged $79 million during Second Quarter 1997 and peaked at $94 million and averaged $73 million during Year-to-Date 1997. The Company's borrowings are dependent upon availability under the DIP Facility (which is primarily based on inventory levels) and achievement of cash flows from operations that are reasonably consistent with the Company's revised 1997 financial plan filed on Form 8-K dated August 13, 1997. There were no direct borrowings under the DIP Facility prior to the third quarter of 1996.



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



    In Year-to-Date 1997, cash used by operations before reorganization items was $20.3 million, compared to $17.0 million of cash used by operations before reorganization items in Year-to-Date 1996. This increase in cash usage was primarily due to last year's $24.5 million federal income tax refund (Note
3) included in "Changes in working capital and other, net" in the statement of cash flows and the inventory decrease associated with the Spring 1996 Closed Stores and this year's comparable store inventory increase (see below). These factors were partially offset by the significantly lower operating loss in Year-to-Date 1997 and this year's increase in accounts payable of $24.1 million (see below) compared to a decrease in accounts payable of $1.7 million in Year-to-Date 1996.



    Net cash used by reorganization items in Year-to-Date 1997 of $8.1 million was primarily the result of professional fee payments of $5.1 million, including fees paid related to the fourth quarter of 1996, and employee severance and termination benefits of $2.3 million. Year-to-Date 1996 reorganization expenses paid of $9.3 million included costs related to the Spring 1996 Closed Stores. Components of restricted cash are discussed in Note 3.



 Inventories at August 2, 1997, declined $2.4 million from August 3, 1996, due to the closed stores (inventories increased approximately $25.7 million, excluding the impact of the closed stores), and increased $17.1 million from February 1, 1997, due primarily to a normal seasonal build-up. The increase in inventories (excluding the closed stores) from August 3, 1996, was due primarily to this year's advanced toy purchase programs and efforts to manage merchandise receipt flow more evenly by month in order to support a better in-stock position. Inventories at August 2, 1997, were $4.7 million over the Company's original 1997 financial plan. Accounts payable, exclusive of amounts subject to settlement, at August 2, 1997, declined $7.8 million from August 3, 1996, due primarily to the closed stores, and increased $24.1 million from February 1, 1997, due to the associated normal seasonal build-up of inventories.



    Accounts receivable at August 2, 1997, increased $2.2 million from February 1, 1997, due primarily to higher credit card and tenant receivables as well as the new receivables from the layaway program that was reinstituted in late July, 1997. Accounts receivable declined $3.3 million from August 3,1996, due primarily to lower credit card receivables (there was a significant one-day sale on August 2, 1996), partially offset by higher tenant receivables and the layaway receivable discussed above.



    Accrued expenses at August 2, 1997, were $4.5 million lower than at February 1, 1997, due primarily to payments made against certain reserves established in 1996 for employee severance and termination benefits and store closing costs, and $0.7 million higher than at August 3, 1996.



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



    The Company incurred capital expenditures of $10.9 million in Year-to-Date 1997 (compared to $9.4 million in Year-to-Date
1996), primarily for management information systems and store improvements. For all of 1997, the Company expects total capital expenditures to be approximately $20 million, primarily for management information systems and various store improvements and maintenance projects. The Company currently expects to finance these expenditures through internally-generated funds or from funds available under its DIP Facility.



    The Company believes its business strategies and the availability of its DIP Facility (which is scheduled to expire on the earlier of June 23, 1998, or emergence from bankruptcy), together with the Company's available cash and expected cash flows from 1997 operations and beyond, will enable Bradlees to fund its expected needs for working capital, capital expenditures and debt service requirements during the Chapter 11 proceedings. Achievement of expected cash flows from operations will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are reasonably consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control.

                         BRADLEES, INC.

                        AND SUBSIDIARIES



                   PART II - OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K



(a)  Index to Exhibits





Exhibit No.  Exhibit



   10       Corporate Bonus Plan.



   11       Computations of earnings per share.



   15       Letter re: unaudited interim financial
              information.



(b)  Reports on Form 8-K


    The following report on Form 8-K was filed during the quarterly period ended August 2, 1997.



  Date of Report  Date of Filing  Item No.   Description

  -------------   --------------  --------  --------------------

   May 28, 1997    May 29, 1997       5     Disclosure of first
                                            quarter 1997 results
                                            compared to plan.

                         BRADLEES, INC.

                        AND SUBSIDIARIES



                           SIGNATURES

                           ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 BRADLEES, INC.





Date:  September 12, 1997        By  /s/ PETER THORNER
                                 -----------------------------

                                    Peter Thorner
                                    Chairman and
                                    Chief Executive Officer







Date:  September 12, 1997        By  /s/ CORNELIUS F. MOSES III
                                 -----------------------------

                                    Cornelius F. Moses III
                                    Senior Vice President,
                                    Chief Financial Officer

                                                   EXHIBIT 10



                          BRADLEES, INC.



                      BRADLEES STORES, INC.



                      CORPORATE BONUS PLAN







       Administrative Guidelines for (1) Fiscal Year Ending

        January 31, 1998 and (2) Subsequent Fiscal Years

                           BRADLEES, INC.

                       BRADLEES STORES, INC.



                       Corporate Bonus Plan





      Administrative Guidelines for (1) Fiscal Year Ending

                        January 31, 1998

               and (2) Subsequent Fiscal Years

1. PURPOSE:The purpose of the Bradlees Corporate Bonus Plan (the "Plan") is to promote the interests of Bradlees, Inc. and Bradlees Stores, Inc. (collectively, the "Company"), its stockholders and creditors by providing the Plan participants (the "Participants") with incentives and rewards based upon the Company's operating and financial performance. The Plan is also designed to:



     A.  Replace the current Retention Bonus Plan.



     B.  Attract, retain and motivate executives while the

         Company is in Chapter 11.



     C.  Provide the opportunity for Participants to achieve

         competitive total cash compensation.





2. ADMINISTRATION:The Plan shall be administered by the Company, through its Board of Directors or such entity or person designated thereby. Subject to paragraph 21, the Board of Directors of the Company may interpret the Plan, prescribe, amend and rescind any rules and regulations necessary or appropriate for the administration of the Plan. Any interpretation, determination, or other action made or taken by the Company shall be final, binding, and conclusive as between the Company and any Participant in the Plan.





3. ELIGIBILITY:Eligibility to participate in the Plan shall be limited to active employees (Participants) in roles in which their decisions, actions and counsel impact the Company's performance under its business plan and successful emergence from Chapter 11, as determined in the sole discretion of the Company. Terminated employees are excluded from participation and ineligible for the Plan regardless of such employee's eligibility while employed by the Company. Appendix A lists positions currently eligible to participate in the Plan for the current year, which list may be modified from time to time by the Company to add or delete eligible positions. Designation as a Participant for any particular Plan Period shall not entitle an individual to participate, or entitle the individual to share in awards, with respect to any other Plan Period. Participants shall be notified of their selection as Participants, their Target Incentive Award and the specific Performance Measures upon which their incentive payment shall be based. Notwithstanding the foregoing, the Plan shall include as Participants at least the following categories as described in Appendix A: Managers Group, Buyers, Planners and Store Managers.





4. PLAN PERIOD:The "Plan Period" will run concurrently with the fiscal year of the Company.





5. TARGET INCENTIVE AWARD:For each eligible position a "Target Incentive Award" expressed as a percentage of the base salary of Participants in such eligible position earned during the Plan Period shall be as set forth in Appendix A. The Target Incentive Award will be increased an additional 25% for each $5 million incremental increase in the EBITDA level set forth in the Company's 1997 Business Plan up to a maximum increase of 100%.

6. PERFORMANCE MEASURES:Prior to the beginning of the Plan Period, or as soon thereafter as practical, "Performance Measures" shall be determined and established by the Board of Directors for Plan Participants. For the Fiscal Year ending January 31, 1998, Performance Measures will include (i) the Company's achievement of the EBITDA level set forth in the Company's 1997 Business Plan for eligibility of a Target Incentive Award, (ii) at minimum a "meets standards" performance by the Company's management and (iii) continued employment with the Company through the date of payment of the Incentive Award. For the Plan Periods after January 31, 1998, Performance Measures will continue to include attainment of threshold performance criteria established by the Board of Directors and while the Company remains in Chapter 11, after obtaining input from the Company's Official Committee of Unsecured Creditors (the "Committee") and the Company's Senior Revolver Bank Group (the "Bank Group") and considering the interests of creditors of the Company in establishing the criteria; provided, however, that neither the Committee nor the Bank Group shall have veto or approval rights of any performance criteria established by the Board of Directors.





7. DISCRETIONARY BONUS PAYMENTS: The Company may make discretionary bonus payments ("Discretionary Bonus Payments") to employees to reward superior performance regardless of whether
(i) the employee is a Participant (but not a member of the Senior Management Group referred to below) or (ii) the Company achieves the Performance Measures. In order to be eligible to receive a Discretionary Bonus Payment, an employee (a) must have upon review and approval of the Board of Directors achieved superior performance or performed acts of special note and (b) must be employed with the Company through the date of payment of any Discretionary Bonus Payment. All Discretionary Bonus Payments shall be paid at such time as all other payments are or would be paid under the Plan. The total amount of all Discretionary Bonus Payments shall not exceed $500,000 for any Plan Period.





8. DETERMINATION AND PAYMENT OF INCENTIVE AWARD EARNED:As soon as practicable after the end of the Plan Period and preparation of the necessary information, the Company shall determine whether and to what extent the Performance Measures have been achieved by the Company and each Participant and shall thereafter as soon as practicable pay each eligible Participant's Incentive Award (except as set forth in paragraph 9 below) in cash, less any amounts required for Federal, state and local withholding and employment taxes.





9. PAYMENT HOLDBACK: With respect to the Chief Executive Officer, the Chief Operating Officer and the members of the Senior Management Group, as such group is designated on Appendix A, there shall be withheld from payment 25% of any Incentive Award payable to such employees under this program (the "Payment Holdback"). All amounts withheld from payment shall be accrued at the non-default interest rate charged on Bradlees, Inc.'s Senior Revolver Bank Facility debt. The accrued portion of the bonus shall be payable upon the earlier of: (a) the substantial consummation of a chapter 11 plan or plans of reorganization for the Company or (b) a termination event occurs for other than Cause (as defined in Appendix B attached hereto and made a part hereof), or in the event of Good Reason (as defined in Appendix B attached hereto and made a part hereof), death or permanent disability. The reclassification by the Company of an employee from the Senior Management Group at any time after the commencement of this Plan shall have no effect on the required Payment Holdback as to such employee under the terms of this Plan. If such employee shall have a termination of employment for Cause or for reasons other than Good Reason, death or disability prior to the date payment becomes due on the deferred portion of the Incentive Award, all such deferred Incentive Award amounts (and any accrued interest thereon) shall be forfeited by such employee and not payable hereunder.





10. TERMINATION OF EMPLOYMENT: If a Participant ceases to be employed by the Company at any time prior to the end of the Plan Period by reason of death, permanent disability or retirement, the Participant's award shall be calculated using base salary earned prior to the Participant's termination of employment and paid to the Participant or his designated Beneficiary as soon as practicable after the determination of Performance Measures set forth in paragraph 6 above; earned, unpaid awards from prior Plan Periods also will be paid as soon as practicable after such termination.




11. BENEFICIARY:The Beneficiary of any Participant shall be the same Beneficiary as designated by the Participant under the Company's Group Life Insurance Plan, unless a Participant specifically designates in writing a different Beneficiary for his/her allocation.





12. FUNDING:No funds need to be set aside or reserved for payment to any Participant under the Plan, and any obligation by the Company to a Participant under the Plan shall be unfunded and shall be paid from the general assets of the Company.





13. NOT EXCLUSIVE METHOD OF INCENTIVE:Except with regard to the Company's Chief Executive Officer, Chief Operating Officer and the Senior Management Group whose participation is limited by the terms and duration of the Enterprise Appreciation Incentive Plan, this Plan shall neither be deemed an exclusive method of providing incentive compensation for employees of the Company nor shall it preclude the Company from authorizing or approving other forms of incentive compensation.





14.  NO RIGHT TO CONTINUED PARTICIPATION:Participation in the
Plan by an employee in any Plan Period shall not be held or construed to confer upon the employee the right to participate in the Plan in any subsequent Plan Period.





15. NO RIGHT TO CONTINUED EMPLOYMENT:Neither the establishment of the Plan, the participation by an employee in the Plan nor the payment of any Incentive Award hereunder or any other action pursuant to the Plan shall be held or construed to confer upon any Participant the right to continue in the employ of the Company or affect any right the Company may have to terminate at will the employment of any such Participant.





16. RELATIONSHIPS TO OTHER PLANS:Participation and payments under the Plan shall not affect or be affected by participation or payments under any other plan of the Company except as otherwise specifically provided by the Company.





17. NONTRANSFERABILITY OF AWARDS:No amount payable at any time under the Plan shall be subject to alienation by anticipation, sale, transfer, assignment, bankruptcy, pledge, attachment, charge or encumbrance of any kind or in any manner be subject to the debts or liabilities of any person, and any attempt to so alienate or subject any such amount shall be void.





18. RIGHT TO PAYMENT:Notwithstanding anything in the Plan to the contrary, payment of awards under the Plan shall be solely at the discretion of the Company, and no Participant shall be entitled to any payment pursuant to the Plan unless and until the Company has made payment of the award to the Participant as provided in this document.





19. AMENDMENT OF THE PLAN:Except with respect to the provisions contained in sections 6, 11, 14, and 21 of this Plan, the Company may amend or terminate this Plan at any time. No amendment, modification or act of administration by the Company shall cause the aggregate Incentive Awards earned pursuant to this Plan in any fiscal year to exceed $6 million. No amendment or termination shall affect the right of a Participant to payment of any amounts which have been determined to be due and payable after the end of a Plan Period prior to such amendment or termination of the Plan, but the Company may amend or finally terminate the rights of any Participant under the Plan at any time prior to determination of the award to be paid for the Plan Period.

20. EFFECTIVE DATE:The Plan shall be deemed effective as of February 3, 1997 and shall continue in effect until termination of the Plan by the Company.





21. SENIOR EXECUTIVE CONTRACTS: The employment contract of the Chief Executive Officer, as approved by the Bankruptcy Court, shall govern any conflict between this Plan and such agreement. This Plan shall not be administered by the Company to provide any additional benefits to such senior management officers beyond those expressly provided for in such contracts.

                                                    Appendix A



               TARGET INCENTIVE                 TARGET INCENTIVE

               AWARD AS A % OF                  AWARD AS A % OF

               BASE SALARY FOR                  BASE SALARY FOR

POSITION       EACH PLAN PERIOD   POSITION      EACH PLAN PERIOD

--------       ----------------   --------      ----------------

Chairman & CEO        55%       Buyer (44)            12.5%

Pres. & COO           50%       Planner (40)          12.5%

Exec. Vps(3)          40%       Store Mgr. (109)      12.5%

-SVP, CFO

-SVP, Admin. &
 Gen'l. Counsel

-SVP, Stores &
 Logisitics

                                Mgr., Public Affairs  12.5%

Senior Mgmt. Grp. (6)

  SVP, CIO           33%

  SVP, Mktg.         33%

  SVP, Asset
   Protection        33%

  SVP, GMM-Softlines 33%

  SVP, GMM-Hardlines 33%

  SVP, Planning &
   Allocation        33%

Key Mgmt. Grp. (14)  28%

Middle Mgmt. Grp.(50)20%

Mgrs. Grp. (25)      15%

                           APPENDIX B



Definitions



As used in the Corporate Bonus Plan, the following terms shall have the following meanings:



A. "CAUSE" shall mean (a) the commission of any felony or other crime involving dishonesty; (b) any serious willful misconduct in the course of a Participant's employment; or (c) the habitual neglect of duties by a Participant (other than on account of disability), except that (d) cause as defined in Clauses (b) and
(c) shall not mean:



          (i)    bad judgment;



          (ii)   negligence other than habitual neglect of

                 duty;



          (iii)  any act or omission believed by the

                 Participant in good faith to have been in

                 or not opposed to the interest of the

                 Companies (without intent of the

                 Participant to gain therefrom, directly

                 or indirectly, a profit to which the

                 Participant was not legally entitled);





         (iv)    any act or omission which can be the subject

                 of indemnification of the Participant under the

                 Bylaws or Articles of Incorporation of either of

                 the Companies or applicable law; or



          (v)    any act or omission with respect to which notice

                 of Termination of Employment of the Participant

                 is given more than twelve (12) months after the

                 earliest date on which any member of the Boards

                 who is not a party to the act or omission, knew

                 or should have known of such act or omission.



B. "GOOD REASON" shall mean, for these purposes, (i)substantial adverse change in the employee's responsibilities and duties,
(ii)a reduction in salary, (iii)elimination of participation in the Corporate Bonus Plan or (iv)the relocation of the offices at which such employee is principally employed to a location more than fifty miles from the Company's offices in Braintree, Massachusetts.

                         BRADLEES, INC.              EXHIBIT 11

                      AND SUBSIDIARIES              Page 1 of 2

            (Operating as Debtor-in-Possession)

       COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

     (Amounts in thousands except per share amounts)





                                13 Weeks Ended    13 Weeks Ended

                                August 2, 1997    August 3, 1996

Primary Loss Per Share

Net loss                           ($16,864)        ($82,785)



Weighted avg. number of shares
 outstanding                         11,388           11,411

Incremental shares for assumed
 exercise of stock options                -                -

Total common shares & common share
   equivalents                       11,388           11,411





Net earnings (loss) per share        ($1.48)          ($7.25)







Fully Diluted Loss Per Share (1)

Net loss                           ($16,864)        ($82,785)



Weighted avg. number of shares
 outstanding                         11,388           11,411

Incremental shares for assumed
  exercise of stock options               -                -

Total common shares & common share
  equivalents                        11,388           11,411





Fully diluted net loss per share     ($1.48)          ($7.25)







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

                  AND SUBSIDIARIES                 Page 2 of 2

         (Operating as Debtor-in-Possession)



        COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

       (Amounts in thousands except per share amounts)





                             26 Weeks Ended    26 Weeks Ended

                             August 2, 1997    August 3, 1996

Primary Loss Per Share

Net loss                         ($48,857)         ($136,531)



Weighted average number
of shares outstanding              11,391             11,413

Incremental shares for assumed
exercise of stock options               -                  -

Total common shares and
common share equivalents           11,391             11,413





Net earnings (loss) per share      ($4.29)           ($11.96)







Fully Diluted Loss Per Share (1)

Net loss                         ($48,857)         ($136,531)



Weighted average number
of shares outstanding              11,391             11,413

Incremental shares for assumed
exercise of stock options               -                  -

Total common shares and
common share equivalents           11,391             11,413





Fully diluted net loss per share   ($4.29)           ($11.96)







(1) The information in this exhibit is provided in accordance with Item 601 of Regulation S-K, although such information is not required by Paragraph 14 of Accounting Principles Board
Opinion No. 15.

                                                       EXHIBIT 15







Deloitte &
Touche LLP
-----------      -----------------------------------------------

                  125 Summer Street      Telephone:(617)261-8000

                  Boston, MA 02110-1617  Facsimile:(617)261-8111







August 19, 1997







Bradlees, Inc.

One Bradlees Circle

Braintree, MA 02184



We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Bradlees, Inc. and subsidiaries, Debtor-in-Possession, for the 26 and 13-week periods ended August 2, 1997 and August 3, 1996 as indicated in our report dated August 19, 1997 (which included explanatory paragraphs relating to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code and (b) certain conditions which raise substantial doubt about the Company's ability to continue as a going concern); because we did not perform an audit, we expressed no opinion on that information.



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



/s/ Deloitte & Touche LLP
-------------------------







-----------------
Deloitte Touche

Tohmatsu

International
-----------------