Form 10-Q
period 1997-11-01
BRADLEES INC
filed 1997-12-16
CIK 887356

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549



                            Form 10-Q



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarterly period ended November 1, 1997



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

Number of shares of the issuer's common stock outstanding as of December 2, 1997: 11,387,154 shares.







                  Exhibit Index on Page 25

              Page 1 of 26 (Excluding Exhibits)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Bradlees, Inc. Debtor-in-Possession:



We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of November 1, 1997, and the related condensed consolidated statement of operations and cash flows (not presented herein), for the thirteen week period ended
November 1, 1997.   These financial statements are the
responsibility of the Company's management.



We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.



Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.



The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements [and Note 2 to the annual financial statements for the year ended February 1, 1997 (not presented herein), on June 23, 1995, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Furthermore as indicated in Note 4 to the condensed consolidated financial statements, the Company has obtained a commitment for new debtor-in-possession financing. The Company's current debtor in possession financing expires the earlier of June 23, 1998 or the substantial consummation of a plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, (i) the approval of its new debtor-in-possession financing by the Bankruptcy Court (or an extension of its current debtor-in-possession financing) and an acceptance of a plan of reorganization by the Company's creditors with confirmation by the Bankruptcy Court, (ii) compliance with all debt covenants under its debtor-in-possession financing, (iii) the success of future operations and (iv) the resolution of the uncertainties of the reorganization case discussed in Note 2. Management's plans in regard to these matters are discussed in Notes 1 and 4 to the condensed consolidated financial statements.

The eventual outcome of these matters discussed in the previous paragraph is not presently determinable. The condensed consolidated financial statements do not include any adjustments relating to the resolution of these uncertainties or the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities and changes in stockholders' equity that might be necessary should the Company be unable to continue as a going concern.



The accompanying condensed consolidated statements of operations and cash flows for the thirty-nine week period ended November 1, 1997 which include the thirteen week periods ended May 3, 1997 and August 2, 1997 were reviewed by other accountants. Their reports were dated May 21, 1997 and August 19, 1997, respectively. The accompanying condensed consolidated balance sheet of the Company as of November 2, 1996 and the related condensed consolidated statements of operations, and cash flows for the thirty-nine week period ended November 2, 1996 and the condensed statements of operations for the thirteen week period ended November 2, 1996 were reviewed by other accountants whose report was dated November 19, 1996. All of these reports stated that the other accountants were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles and included explanatory paragraphs relating to (i) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code and (ii) substantial doubt about the Company's ability to continue as a going concern.



The condensed consolidated balance sheet of the Company as of February 1, 1997 (presented herein), and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended (not presented herein), were audited by other accountants whose report, dated March 20, 1997, expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to (i) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, (ii) the Company's 1996 and 1995 losses from operations and stockholders' deficiency which raise substantial doubt about the Company's ability to continue as a going concern, and (iii) the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, effective January 30, 1994.





/s/ Arthur Andersen LLP
-----------------------



New York, New York

November 19, 1997

                       BRADLEES, INC.

                      AND SUBSIDIARIES

             (Operating as Debtor-in-Possession)



                  PART I-FINANCIAL INFORMATION



 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

         (Dollars in thousands except per share amounts)





                                          13 Weeks Ended
                                         ----------------

                                    Nov. 1, 1997   Nov. 2, 1996
                                    ------------   ------------

Total sales                          $  342,337    $  420,317

Leased department sales                  11,904        15,862
                                      ----------     ----------

Net sales                               330,433       404,455

Cost of goods sold                      233,329       291,395
                                      ----------     ----------

Gross margin                             97,104       113,060

Leased department and other
 operating income                         3,282         3,691
                                      ----------     ----------
                                        100,386       116,751

Selling, store operating, administrative
 and distribution expenses               92,976       119,955

Depreciation and amortization
 expense                                  9,322        10,595

Gain on disposition
 of property                                 -         (1,689)

Interest and debt expense                 4,690         2,880

Reorganization items                     (6,978)        8,083
                                      ----------     ----------

Net income (loss)                    $      376    $  (23,073)
                                      ==========     ==========

Net income (loss) per share               $0.03    $    (2.02)
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

                        AND SUBSIDIARIES

                (Operating as Debtor-in-Possession)

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

        (Dollars in thousands except per share amounts)







                                          39 Weeks Ended
                                          --------------

                                    Nov. 1, 1997    Nov. 2, 1996
                                    ------------    ------------

Total sales                          $ 930,683     $  1,156,403

Leased department sales                 35,463           44,667
                                      ----------     ----------

Net sales                              895,220        1,111,736

Cost of goods sold                     625,521          794,766
                                      ----------     ----------

Gross margin                           269,699          316,970

Leased department and other
 operating income                        8,722           10,649
                                      ----------     ----------

                                       278,421          327,619

Selling, store operating, admin.
 and distribution expenses             289,844          392,454

Depreciation and amortization
 expense                                27,544           32,072

Gain on disposition of property              -           (1,689)

Interest and debt expense               11,673            7,838

Reorganization items                    (2,160)          56,549
                                      ----------      ----------

Net loss                              $(48,480)      $ (159,605)
                                      ==========      ==========

Net loss per share                    $  (4.26)      $   (13.99)
                                      ==========      ==========





See accompanying notes to condensed consolidated financial statements.

                        BRADLEES, INC.

                       AND SUBSIDIARIES

             (Operating as Debtor-in-Possession)



       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                     (Dollars in thousands)



                                     Nov. 1,   Feb. 1,   Nov. 2,
                                       1997      1997      1997
                                    --------  --------  --------

ASSETS

Current assets:

 Unrestricted cash &
   cash equivalents                $  11,291  $ 10,025  $ 20,157

 Restricted cash & cash equivalents    9,436     9,126     9,030
                                    --------  --------  --------

  Total cash & cash equivalents       20,727    19,151    29,187
                                    --------  --------  --------


 Accounts receivable                  14,183     8,240    17,562

 Inventories                         335,359   236,920   339,178

 Prepaid expenses                     11,087     8,466    10,458

 Assets held for sale                  7,754     8,419     8,954
                                    --------  --------  --------

 Total current assets                389,110   281,196   405,339
                                    --------  --------  --------

Property, plant and equipment,
   net:

 Property excluding capital
   leases, net                       135,430   139,246   147,987

 Property under capital
   leases, net                        21,126    24,395    28,232
                                    --------  --------  --------

Total property, plant & equip., net  156,556   163,641   176,219
                                    --------  --------  --------

Other assets:

 Lease interests at fair value &
  lease acquisition costs, net       144,705   150,229   180,161

 Assets held for sale                  5,250     5,250    10,153

 Other, net                            4,386     3,884     3,714
                                    --------  --------  --------

 Total other assets                  154,341   159,363   194,028
                                    --------  --------  --------

 Total assets                      $ 700,007 $ 604,200 $ 775,586
                                    ========  ========  ========



                          (Continued)

                         BRADLEES, INC.

                        AND SUBSIDIARIES

               (Operating as Debtor-in-Possession)



       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                   (Dollars in thousands)



                                   Nov. 1,   Feb. 1,   Nov. 2,
                                    1997      1997      1996
                                  --------- ---------  ---------

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable                $ 196,279 $ 115,315  $ 238,722

 Accrued expenses                   34,619    45,924     43,707

 Self-insurance reserves             6,144     7,086      6,985

 Short-term debt                   131,500    42,500     24,000

 Current portion of capital
  lease obligations                  1,038     1,722      2,110
                                  --------- ---------  ---------

Total current liabilities          369,580   212,547    315,524
                                  --------- ---------  ---------

Long-term liabilities:

 Obligations under capital leases   32,738    33,296     47,534

 Deferred income taxes               8,581     8,581      8,581

 Self-insurance reserves            12,473    14,386     13,969

 Other long-term liabilities        28,186    27,642     24,673
                                  --------- ---------  ---------

Total long-term liabilities         81,978    83,905     94,757
                                  --------- ---------  ---------

Liabilities subject to settlement
under the reorganization case      560,154   571,041    569,581


Stockholders' equity (deficiency):

 Common stock - 11,387,154
   outstanding (11,394,433 at
   2/1/97,11,404,620 at
   11/2/96)

 Par value                             115       115        115

 Additional paid-in-capital        137,951   137,951    137,951

 Unearned compensation                   -      (167)      (316)

 Accumulated deficit              (449,007) (400,525)  (341,371)

 Treasury stock, at cost              (764)     (667)      (655)
                                  --------- ---------  ---------

Total stockholders'
 equity (deficiency)              (311,705) (263,293)  (204,276)
                                  --------- ---------  ---------

Total liabilities & stockholders
 equity (deficiency)             $ 700,007 $ 604,200  $ 775,586
                                  ========= =========  =========



See accompanying notes to condensed consolidated financial statements.

                        BRADLEES, INC.

                      AND SUBSIDIARIES

             (Operating as Debtor-in-Possession)

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      (Dollars in thousands)

                                             39 Weeks Ended
                                        Nov. 1, 1997 Nov. 2, 1996
                                        ------------ -----------

Cash flows from operating activities:

 Net loss                                  $(48,480) $(159,605)

Adjustments to reconcile net loss to cash used by operating activities:

 Depreciation and amortization expense       27,544     32,072

 Amortization of deferred financing costs     2,098      1,574

 Reorganization items                        (2,160)    56,549

 Changes in working capital and
  other, net                                (29,832)    51,030
                                          ----------  ----------

Net cash used by operating activities
  before reorganization items               (50,830)   (18,380)
                                          ----------  ----------

  Reorganization items:

   Interest income received                     330      1,261

   Chapter 11 professional fees paid         (7,877)    (8,535)

   Other reorg. expenses paid, net           (5,611)    (9,030)
                                          ----------  ----------

Net cash used by reorganization items       (13,158)   (16,304)
                                          ----------  ----------

Net cash used by operating activities       (63,988)   (34,684)

Cash flows from investing activities:

 Capital expenditures, net                  (14,721)   (18,625)

 Increase in restricted cash
  and cash equivalents                         (310)    (7,836)
                                          ----------  ----------

Net cash used in investing activities       (15,031)   (26,461)
                                          ----------  ----------

Cash flows from financing activities:

 Payments of liabilities
  subject to settlement                      (5,447)    (3,180)

 Deferred financing costs                    (2,026)      (571)

 Borrowings under the DIP facility          101,500     34,000

 Principal payments under the
  DIP facility                              (12,500)   (10,000)

 Principal payments on capital
  lease obligations                          (1,242)    (1,959)
                                          ----------  ----------

Net cash provided by financing activities    80,285     18,290
                                          ----------  ----------

Net increase (decrease) in unrestricted
  cash and cash equivalents                   1,266    (42,855)

Unrestricted cash and cash equivalents:

 Beginning of period                         10,025     63,012
                                          ----------  ----------

 End of period                             $ 11,291   $ 20,157
                                          ==========  ==========

Supplemental disclosure of cash flow
  information:

Cash paid for interest and
 certain debt fees                         $  9,264   $  6,923

Cash received for income taxes             $    109   $ 24,998





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



     With respect to the unaudited condensed consolidated financial statements for the 13 weeks (third quarter) and 39 weeks (year-to-date) ended November 1, 1997 and November 2, 1996, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.



     These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended February 1, 1997 ("1996"). Due to the seasonal nature of the Company's business, operating results for the third quarter and year-to-date period are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 1998 ("1997"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").



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



     In an effort to return the Company to profitability and accomplish its long-term goals, the Company will focus on three key merchandise categores - moderately priced apparel for the family, home goods and certain hardlines goods - and on quality and fashion, especially in apparel and home goods, as a way to differentiate itself from its closest competition. The Company believes that it can leverage its strength in apparel and home goods while driving traffic with certain hardlines merchandise.



     The Company has made or is in the process of making the following key modifications to its business strategy in 1997:
(a) reintroducing lower opening price points in selective merchandise categories to enhance value, increase customer traffic and avoid costly promotions; (b) reintroducing certain basic convenience and commodity products that are typical of assortments carried by discount stores; (c) reinstituting a layaway program and installing new in-store directional and departmental signage in the second half of 1997; (d) revising the Company's markdown policy based on product rate of sale; (e) making the weekly circulars more item-intensive and price-point oriented with clear presentation while reducing less productive and more costly advertising media; (f) introducing both a "Certified Value" program that highlights certain key recognizable items at competitive everyday prices and a "Wow!" program which integrates targeted and unadvertised opportunistic purchases; and (g) improving operating efficiencies to achieve further cost reductions.



     The Company is making changes in its merchandise assortment and presentation in connection with the above steps. In addition, the Company closed 27 stores in 1996 and has reduced and reorganized its home office, store, field and regional management structures. The Company also closed one unprofitable store in April, 1997 and, in December, 1997, announced the planned closing of six additional underperforming stores by late February, 1998, including one owned store that is being closed as a result of the planned sale of the property in January, 1998.



2.   REORGANIZATION CASE



     In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to settlement under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. Except for year-to-date payments of approximately $2.1 million made in 1997 to settle certain reclamation claims, the ultimate amount and settlement terms for pre-petition liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Company currently retains the exclusive right to file a plan of reorganization until February 2, 1998 and to solicit acceptance of a plan of reorganization until April 3, 1998, each subject to possible extension as approved by the Bankruptcy Court. The Company has filed a motion with the Bankruptcy Court seeking a six-month extension of its exclusivity period to August 3, 1998 and of its exclusive period to solicit acceptance of a plan of reorganization until October 5, 1998.



    Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $45.7 million was recorded through November 1, 1997, for rejected leases. This liability may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected at a future date. The Company believes that it has recorded its best estimate of the liability for rejected leases based on information available.



    The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below. Deferred financing costs as of the Filing of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Revolver") and subordinated debt (the "2002 and 2003 Notes") have been netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $9.1 million of adequate protection payments since the Filing have been applied to reduce the Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court in 1995. All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.



Liabilities Subject to Settlement          (000's)
Under the Reorg. Case         ---------------------------------
                                Nov. 1,     Feb. 1,    Nov. 2,
                                 1997        1997       1996
                              ----------  ----------  ---------

 Accounts payable              $165,016    $167,098   $167,809

 Accrued expenses                27,694      27,932     25,499

 Revolver                        72,005      75,005     75,605

 2002 Notes                     122,274     122,274    122,274

 2003 Notes                      97,957      97,957     97,957

 Financing obligation            17,951      17,951     17,951

 Obligations under cap. leases   11,527      11,887     13,515

 Provision for rejected leases   45,730      50,937     48,971
                              ----------  ----------  ---------

                               $560,154    $571,041   $569,581
                              ==========  ==========  =========



3.  RESTRICTED CASH AND CASH EQUIVALENTS


    Restricted cash and cash equivalents at November 1, 1997 were comprised of the following, along with earned interest of $.4 million: (a) $6.0 million of the $24.5 million federal income tax refund received in April 1996, held in escrow pending further order of the Bankruptcy Court; (b) $1.7 million of forfeited deposits, also held in escrow pending further order of the Bankruptcy Court, received in 1996 on a planned sale of an owned undeveloped property that was not consummated and (c) other funds ($1.2 million) restricted as security deposits for utility expenses incurred after the Filing. As of November 2, 1996, restricted cash and cash equivalents were comprised of the same components but with earned interest of $.1 million.

4.  DEBT


    As a result of the Filing, substantially all debt (exclusive of the DIP Facility) outstanding at November 1, 1997 was classified as liabilities subject to settlement (Note 2). No principal or interest payments are made on any pre-petition debt (excluding certain capital leases) without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. During 1995, the Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group. On June 25, 1996, the Bankruptcy Court approved an agreement between the Company and BTM Capital Corporation ("BTM") that fixed the secured claim of BTM in the amount of $2.25 million, subject to reduction for adequate protection payments also approved by the Bankruptcy Court. The adequate protection payments, a cash settlement, and deferred financing costs have been netted against the related outstanding debt amounts (Note 2).



    Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code; if, however, the debt is collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable. Other than those noted above, no other determinations have yet been made regarding the value of the property interests which collateralize various debts. Although interest may be paid pursuant to an order of the Bankruptcy Court, it is uncertain whether any post-petition interest will be payable or paid. The Company believes at this time that it is unlikely that such interest will be paid. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $7.8 and $23.3 million for the third quarter and year-to-date periods of 1997, respectively, and $7.8 and $23.5 million for the third quarter and year-to-date periods of 1996, respectively.



    DIP Facility
    ------------

    The Company has a Debtor-in-Possession Revolving Credit and Guaranty Agreement (the "DIP Facility") in the aggregate amount of $200 million (of which $125 million is available for issuance of letters of credit) with Chase Manhattan Bank, as Agent, under which the Company is allowed to borrow for general corporate purposes, working capital and inventory purchases. There were outstanding direct borrowings of $131.5 million under the DIP Facility as of November 1, 1997. Trade and standby letters of credit outstanding under the DIP Facility were $16.1 and $19.7 million, respectively, at November 1, 1997 and $7.3 and $32.9 million, respectively, at November 2, 1996.



    At the Company's option, the Company may borrow under the DIP Facility at the Alternate Base Rate (as defined) plus .50% or at the Adjusted LIBO Rate (as defined) plus 1.75%. The weighted average interest rate under the DIP Facility was 7.59% in the third quarter and 7.51% in the year-to-date period of 1997. The maximum borrowing, up to $200 million, is limited to 60% of the Eligible Book Value of Inventory (as defined) except for the period effective October 29, 1997 through January 31, 1998, when the limit is 65%, as amended on October 16, 1997 and made effective on the date of Bankruptcy Court approval. The Company paid financing fees of approximately $2.0 million during 1997 for an extension of and amendments to the DIP Facility.



    Although there are no compensating balance requirements, the Company is required to pay an annual commitment fee of .5% of the unused portion of the DIP Facility. The DIP Facility contains restrictive covenants including, among other things, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and inventory levels, and a prohibition on paying dividends. At November 1, 1997, the Company is in compliance with the DIP Facility covenants. The lender under the DIP Facility has a "super-priority" claim against the estate of the Company. The DIP Facility is scheduled to expire on the earlier of June 23, 1998 or the substantial consummation of a reorganization plan that is confirmed by the Bankruptcy Court.



    New Financing Facility
    ----------------------

    The Company has obtained a commitment for a new $250 million financing facility, with a sublimit of $125 million for letters of credit, with BankBoston Retail Finance, Inc. ("BBNA") as agent (the "New Facility"), that is subject to Bankruptcy Court approval. The discussion that follows is only a summary of the
New Facility.   Further details and a copy of the New Facility
will be reported on Form 8-K after Bankruptcy Court approval. The New Facility consists of (a) an up to eighteen month debtor-in-possession revolving credit facility in the maximum principal amount of $250 million (the "New DIP") with a $20 million sublimit for Overadvance Borrowings (see below) and, subject to meeting certain conditions, (b) an up to three year post-confirmation revolving credit facility in the maximum principal amount of $250 million (the "Exit Facility") with a $20 million sublimit for Overadvance Borrowings. The commitment period for the combined facilities cannot exceed four years.



  The New DIP has an advance rate equal to 60% of the Loan Value of Eligible Receivables (as defined) plus 72% of the Loan Value of Eligible Inventory (as defined). Between March 1 and December 15, the Company can borrow an overadvance amount on the Loan Value of Eligible Inventory of 5%, subject to a $20 million limitation. The Exit Facility has an advance rate equal to 60% of the Loan Value of Eligible Receivables, plus the lower of (i) 72% of the Loan Value of Eligible Inventory or (ii) 80% of the ratio of the annual appraised liquidation value to the Loan Value (as defined) of the inventory (the "Loan to Value Ratio").
 Between March 1 and December 15, the Company can borrow an overadvance amount on the Loan Value of Eligible Inventory of 5%, provided the Loan to Value Ratio does not exceed 85%.



    All loans outstanding under the New DIP and Exit Facility will bear interest at BBNA's Alternate Base Rate in effect from time to time (the "Base Rate Applicable Margin") per annum or, at the Company's option, so long as no default or event of default has occurred and is then continuing, at the fully reserve adjusted Eurodollar rate plus 2.25% (the "Eurodollar Applicable Margin") for interest periods of one, two and three months. The Base Rate Applicable Margin and Eurodollar Applicable Margin will be subject to an additional 0.50% during any fiscal month that the Company utilizes the Overadvance Borrowing Base (as defined).



    One year from the Exit Facility Closing Date (as defined), the Exit Facility's Base Rate Applicable Margin and the Exit Facility's Eurodollar Applicable Margin will be subject to a
 .25% reduction upon the Company achieving a twelve month rolling Interest Coverage Ratio (EBITDA less CAPEX to Interest) of 2.5:1 or greater.

    The Exit Facility is subject to certain conditions being satisfied, including (i) an all-equity plan of reorganization;
(ii) minimum EBITDA performance; and (iii) minimum borrowing availability on the effective date of the plan of reorganization. The Exit Facility is secured by all assets of the Company, except interest in real property.



    The New Facility contains financial covenants including: (i) minimum EBITDA; (ii) minimum accounts payable to inventory;
(iii) maximum capital expenditures; and, (iv) minimum operating cash flow to interest expense (during Exit Facility only for the fiscal quarter ending on or about January 31, 2000) .



    In the fourth quarter of 1997, the Company expects to incur a charge of approximately $1 million for the write-off of the DIP Facility's unamortized deferred financing costs and to pay approximately $1.9 million for financing fees associated with the New Facility.



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



6.  REORGANIZATION ITEMS


    The Company provided for or incurred the following expense and income items during the third quarter and year-to-date periods of 1997 and 1996, directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations:



                                            (000's)
                              ----------------------------------
                               13 Weeks Ended    39 Weeks Ended
                               11/1/97 11/2/96  11/1/97  11/2/96
                               ------- -------  -------  -------

Professional fees               $2,250  $3,000   $7,500  $5,500

Interest income                   (101)   (269)    (330) (1,260)

Gain on disposition of properties (800)      -   (1,003)      -

Provision for rejected leases   (5,207)      -   (5,207) 30,000

Net asset write-offs                 -       -        -  10,232

Change in estimate of inventory
     impairment reserve              -       -        -  (1,000)

Provision for occupancy and other
     store closing costs             -       -        -   3,560

Employee severance and
     termination benefits       (3,400)  5,352   (3,400)  9,517

Provision for MIS retention
     bonuses                       280       -      280       -
                               --------  ------- ------- -------

                               $(6,978)  $8,083 $(2,160) $56,549
                               ========  ====== ======== =======

    Professional fees and interest income:
    --------------------------------------

    Professional fees represent estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which are required to be paid by the Company while in Chapter 11). Interest income represents interest earned on cash invested during the Chapter 11 proceeding.



    Gain on disposition of properties:
    ---------------------------------

    The Company sold three closed store leases and certain equipment in 1997 for $1.7 million and the related gains of $1.0 million were classified as reorganization items since the associated net asset write-offs were previously included in reorganization items.



    Provision for rejected leases and net asset write-offs:
    ------------------------------------------------------

    The Company sold a closed store lease in the third quarter of 1997 and reversed the associated $5.2 million rejected lease liability that had been previously recorded at the time of the store-closing announcement when it was expected that the lease would be rejected. In July, 1996, the Company approved a restructuring plan to close 14 additional stores in the third quarter of 1996 (the "Fall 1996 Closed Stores"). In connection with this plan, the Company recorded a provision of $30 million of claim estimates in the second quarter of 1996 for the expected rejection of certain closing store leases. In connection with the store closings and lease rejections, the Company wrote off certain net assets of $6.3 million, including net capital lease assets and a write-down of the land and building at the Company's Providence, RI store to the estimated net realizable value. The net realizable value of this property is classified as a long-term asset held for sale. In April, 1996, the Company decided not to open a previously planned new store in Philadelphia, PA. As a result of this decision, the carrying value of the associated property exceeded the estimated net realizable value and a charge of $3.9 million was recorded in the first quarter of 1996. The net realizable value of this property is also classified as a long-term asset held for sale.



    Reserve for inventory impairment:
    ---------------------------------

    The change in the reserve for inventory impairment (established as a restructuring charge at February 3, 1996) was recorded in the first quarter of 1996 due to a revised (lower) estimate of the incremental markdowns required to liquidate the inventories at 13 stores closed in June, 1996 (the "Spring 1996 Closed Stores").



    Store closing costs:
    --------------------

    The Company established reserves totaling $3.6 million at August 3, 1996 for occupancy and other store closing costs.
Other store closing costs represent incremental asset protection, occupancy and various closing costs associated with the decision to close the stores.



    Employee severance and termination benefits:
    --------------------------------------------

    The credit of $3.4 million in the third quarter and year-to-date period of 1997 resulted from the reversal of certain executive severance reserves, including a significant portion of the severance reserve that had been established for the Company's former CEO, Mark Cohen, whose employment terminated in December, 1996, and remaining reserves for certain former executives who found employment. During the third quarter of 1997, a mediated settlement was reached with Mr. Cohen that was subsequently approved by the Bankruptcy Court. Termination benefits of $5.4 million for the third quarter of 1996 included $1.2 million of estimated severance for approximately 738 store positions eliminated as a result of the Fall 1996 Closed Stores and $4.2 million of estimated severance and benefits for 63 corporate office positions eliminated. Employee severance and termination benefits recognized in the year-to-date period of 1996 also included $3.1 million of severance pay for 287 store, district and regional positions eliminated as a result of the February, 1996 store management reorganization, and $1.1 million of estimated severance pay for 660 store positions eliminated as a result of the Spring 1996 Closed Stores.



    Provision for MIS retention bonuses:
    ------------------------------------

    The Company has established a provision for retention bonuses expected to be paid to certain MIS (Management
Information Systems) employees during the pendency of the Chapter 11 proceeding.



    Restructuring reserves:
    -----------------------

    As discussed in Note 1, the Company closed a total of 27 stores in 1996, has reduced and reorganized its home office, store, field and regional management structures and closed one additional unprofitable store in April, 1997. As of November 1, 1997, the Company had reserves (included in accrued expenses) totaling approximately $2.4 million (exclusive of provisions for rejected leases discussed in Note 2) associated with those actions. Approximately $5.6 million of these costs were paid in the year-to-date period of 1997. The majority of the remaining reserved costs are currently expected to be paid within a year.



7.  CHANGES IN ACCOUNTING ESTIMATES


    The Company is primarily self-insured for workers' compensation and general liability costs. Actuarial studies of the self-insurance reserves were completed in the third quarter of 1997, using a discount rate of 6.0% (the same rate used at February 1, 1997), and in the third quarter of 1996, using a discount rate of 6.0% (compared to 5.3% at February 3, 1996).
As a result of the studies, the self-insurance reserves were reduced by $3.6 million in the third quarter of 1997 with a corresponding reduction in SG&A expenses (selling, store operating, administrative and distribution expenses) and by $5.0 million in the third quarter of 1996 with corresponding reductions of $4.3 and $.7 million in SG&A expenses and interest expense, respectively. The reductions in the self-insurance reserves were primarily the result of aggressive claims management and safety initiatives.



8.  RECENT ACCOUNTING PRONOUNCEMENTS


    In February 1997, the Financial Accounting Standards Board
(the "FASB") issued SFAS No. 128, "Earnings per Share".   SFAS
No. 128 establishes standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods, ending after December 15, 1997.
 SFAS No. 128 would have no impact on the Company's income and loss per share calculations for the quarter and year-to-date periods ended November 1, 1997 and November 2, 1996.



    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company beginning with the fiscal year ending January 30, 1999 ("1998").
 SFAS No. 130 will require that total comprehensive income (the change in equity from transactions and other events except those resulting from investment by owners) be reported in the financial statements. The Company does not expect SFAS No. 130 to have any impact on the Company's financial statements.

    In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective beginning with 1998. SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company does not currently anticipate SFAS No. 131 to have any impact on its financial statement disclosures but is continuing an evaluation of the pronouncement.

                        BRADLEES, INC.

                      AND SUBSIDIARIES

               (Operating as Debtor-in-Possession)




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations



Results of operations, summarized in millions of dollars and expressed as a percentage of net sales (on next page) were as follows for the 13 weeks and 39 weeks ended November 1, 1997 ("Third Quarter 1997" and "Year-to-Date 1997", respectively) and for the 13 weeks and 39 weeks ended November 2, 1996 ("Third Quarter 1996" and "Year-to-Date 1996", respectively):





                            13 Weeks Ended      39 Weeks Ended
                            ---------------    -----------------
                            Nov. 1,  Nov. 2,   Nov. 1,   Nov. 2,
                             1997     1996      1997      1996
                            ------   ------    ------    ------

(Dollars in millions except
 per share amounts)

Total sales                $342.3    $420.3    $930.7  $1,156.4

Leased dept sales            11.9      15.8      35.5      44.7
                            ------   ------    ------    ------
Net sales                   330.4     404.5     895.2   1,111.7

Cost of goods sold          233.3     291.4     625.5     794.7
                            ------   ------    ------    ------

Gross margin                 97.1     113.1     269.7     317.0

Leased department and other
 operating income             3.3       3.7       8.7      10.6
                            ------   ------    ------    ------

                            100.4     116.8     278.4     327.6

Selling, store operating,
admin. & distrib. expenses   93.0     120.0     289.8     392.5

Depreciation and
 amortization expenses        9.3      10.6      27.5      32.1

Gain on disposition
 of property                    -      (1.7)        -      (1.7)

Interest and debt expense     4.7       2.9      11.7       7.8

Reorganization items         (7.0)      8.1      (2.1)     56.5
                            ------   ------    ------    ------

Net income (loss)           $ 0.4    $(23.1)   $(48.5)  $(159.6)
                           ======== ========   ======== ========

Net income (loss) per share $0.03    $(2.02)   $(4.26)  $(13.99)
                           ======== ========   ======== ========

Total sales increase
   (decrease)

 All stores                (18.6)%     0.4 %    (19.5)%   (7.4)%

 Comp. stores               (8.7)%     5.0 %     (7.6)%   (5.5)%



Number of stores in
operation at end of period   109        110       109       110

                        BRADLEES, INC.

                       AND SUBSIDIARIES


               (Operating as Debtor-in-Possession)


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Results of Operations (Con't)
-----------------------------



                           13 Weeks Ended       39 Weeks Ended
                          Nov. 1,  Nov. 2,     Nov. 1,   Nov. 2,
                           1997     1996        1997      1996
                          ------   -------     -------   -------

As a % of net sales,
results were as follows:


Net sales                 100.0 %   100.0 %    100.0 %   100.0 %

Cost of goods sold         70.6      72.0       69.9      71.5
                          ------   -------     -------   -------

Gross margin               29.4      28.0       30.1      28.5

Leased department &
 other operating income     1.0       0.9        1.0       1.0
                          ------   -------     -------   -------

                           30.4      28.9       31.1      29.5

Selling, store operating,
admin. & distrib. exp.     28.2      29.7       32.3      35.3

Deprec.& amort. expense     2.8       2.6        3.1       2.9

Gain on disposition
 of property                  -      (0.4)         -      (0.2)

Interest & debt expense     1.4       0.7        1.3       0.7

Reorganization items       (2.1)      2.0       (0.2)      5.2
                          ------   -------     -------   -------

Net income (loss)           0.1 %    (5.7)%     (5.4)%   (14.4)%
                          =======   =======    =======   =======

    The following discussions, as well as other portions of this document, include certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.



THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996



    Total sales for Third Quarter 1997 declined $78.0 million or 18.6% from Third Quarter 1996 due primarily to the closing of 15 stores since the beginning of Third Quarter 1996 (14 of the 15 closed stores were closed during October 1996) and a decrease of 8.7% in comparable store sales (including leased shoe department sales). The decline in comparable store sales was due primarily to significantly less promotional activity, and weak outerwear, denim and toy sales, partially offset by the sales associated with the reimplementation of a layaway program. The Company has made or is in the process of making certain modifications to its marketing strategy and merchandise mix and presentation (summarized in Note 1 to the Condensed Consolidated Financial Statements) that management believes will improve the Company's future sales and profitability. Comparable store sales for the fiscal month of November 1997 (the four weeks ended November 29, 1997) were down 1.5% compared to the fiscal month of November 1996 (the four weeks ended November 30, 1996).



    Gross margin declined $16.0 million (primarily as a result of the store closings) but increased 1.4% as a percentage of net sales in Third Quarter 1997 from Third Quarter 1996 due primarily to lower markdowns resulting from the decreased promotional activity and improved vendor allowances. The significant reduction in promotional activity in Third Quarter 1997 compared to the prior year was part of the Company's plan to increase advertising productivity and improve margins.



    Leased department and other operating income declined $.4 million, primarily as a result of the store closings, but increased 0.1% as a percentage of net sales in Third Quarter 1997 compared to Third Quarter 1996. Layaway fee income helped to offset the negative impact of lower comparable leased shoe department sales.



    Selling, store operating, administrative and distribution ("SG&A") expenses declined $27.0 million and 1.5% as a percentage of net sales in Third Quarter 1997 from Third Quarter 1996. The improved SG&A expense performance was due primarily to the store closings and expense reduction programs, including significant reductions in home office, advertising, logistics and benefits expenses.



    Depreciation and amortization expense declined $1.3 million but increased 0.2% as a percentage of net sales (due to the decline in sales) in Third Quarter 1997 from Third Quarter 1996.
 The dollar decline was due to the closed stores and the 1996 year-end write-down of long-lived assets ($40.8 million) under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".



    The Company recognized a $1.7 million gain in Third Quarter 1996 relating to forfeited deposits received on a planned sale of undeveloped property in Westbury, NY, that was not consummated because the prospective buyer could not obtain the necessary financing. This property continues to be classified as an asset held for sale (current portion) and the funds received are included in restricted cash and cash equivalents.



    Interest and debt expense increased $1.8 million and 0.7% as a percentage of net sales in Third Quarter 1997 from Third Quarter 1996 due primarily to the interest costs associated with higher seasonal borrowings under the DIP Facility (Note 4) compared to the prior-year period. Peak borrowings were $144.0 million in Third Quarter 1997 compared to $34.0 million in Third Quarter 1996. The weighted average interest rate under the DIP Facility in Third Quarter 1997 (7.59%) was up only slightly from the prior-year period (7.50%).



    The credit in reorganization items of $7.0 million in Third
Quarter 1997 and the charge of $8.1 million in Third Quarter
1996 were directly associated with the Chapter 11 proceedings and related restructuring and are discussed in Note 6.



    The Company did not record an income tax provision in Third
Quarter 1997 due to the current expectation of no income tax expense or benefit in 1997. There was also no income tax expense or benefit recorded in Third Quarter 1996 because of the same expectation in 1996.



YEAR-TO-DATE 1997 COMPARED TO YEAR-TO-DATE 1996



    Year-to-Date 1997 total sales declined $225.7 million or 19.5% from Year-to-Date 1996 due primarily to the closing of 27 stores since the beginning of June 1996 and a decrease of 7.6% in comparable store sales. The decline in year-to-date comparable store sales was due primarily to a significant reduction in promotional activities and because the modifications to the Company's marketing strategy and merchandise mix and presentation (Note 1) were not fully in place in time to have a significant impact on Year-to-Date 1997 sales.



    Gross margin for Year-to-Date 1997 declined $47.3 million (primarily as a result of the store closings) but increased 1.6% as a percentage of net sales due primarily to lower markdowns resulting from the decreased promotional activities, tighter inventory control, and a $5.9 million charge in Year-to-Date 1996 for the Fall 1996 Closed Stores' going-out-of-business incremental markdowns, partially offset by a slightly lower overall initial markup. The effort to better control inventory levels is expected to reduce future clearance markdowns while the reintroduction of certain traffic-driving commodity and convenience merchandise is expected to reduce the overall initial markup.



    Leased department and other operating income declined $1.9 million (primarily as a result of the store closings) but remained the same as a percentage of net sales in Year-to-Date
1997 compared to Year-to-Date 1996.



    Year-to-Date 1997 SG&A expenses declined $102.7 million or 3.0% as a percentage of net sales compared to Year-to-Date 1996.
 The improved year-to-date SG&A expense performance was due primarily to the factors discussed above for Third Quarter 1997.

    Depreciation and amortization expense declined $4.6 million but increased 0.2% as a percentage of net sales (due to the decline in sales) in Year-to-Date 1997 compared to Year-to-Date 1996. The dollar decline was due to the same factors discussed above for Third Quarter 1997.



    Interest and debt expense increased $3.9 million or 0.6% as a percentage of net sales due to a higher level of borrowings under the DIP Facility in Year-to-Date 1997 (average of $85 million) compared to Year-to-Date 1996 when the Company did not have to borrow until the third quarter.



    The credit in reorganization items of $2.1 million for Year-to-Date 1997 and the charge of $56.5 million for Year-to-Date 1996 were directly associated with the Chapter 11 proceedings and are discussed in Note 6.



    The Company did not record an income tax provision in Year-to-Date 1997 due to the current expectation of no income tax expense or benefit in 1997. There was also no income tax expense or benefit recorded in Year-to-Date 1996 for the same reason.



LIQUIDITY AND CAPITAL RESOURCES



    The Company had outstanding borrowings of $131.5 million at November 1, 1997, exclusive of the issuance of letters of credit, under the Company's $200 million DIP Facility (Note 4). Such borrowings peaked at $144 million and averaged $110 million during Third Quarter 1997 and reached the same peak and averaged $85 million during Year-to-Date 1997. There were no direct borrowings under the DIP Facility prior to the third quarter of 1996 when they peaked at $34 million. As discussed in Note 4, the Company has obtained a commitment for a new $250 million financing facility (the "New Facility"), subject to Bankruptcy Court approval, that will provide the Company with greater availability and liquidity for lesser fees, and for a longer term, than is currently provided under the DIP Facility. In addition, the New Facility has the added benefit of being accompanied by a commitment for exit financing provided that certain conditions are met. The funds provided under the New Facility are to be used to replace the DIP Facility and to fund working capital and general corporate needs both during and after emergence from Chapter 11.



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



    In Year-to-Date 1997, cash used by operations before reorganization items was $64.0 million, compared to $34.7 million of cash used by operations before reorganization items in Year-to-Date 1996. This increase in cash usage was primarily due to last year's $24.5 million federal income tax refund (Note
3) included in "Changes in working capital and other, net" in the statement of cash flows and the inventory decreases associated with the Spring and Fall 1996 Closed Stores. These factors were partially offset by the significantly lower operating loss in Year-to-Date 1997.



    Net cash used by reorganization items in Year-to-Date 1997 of $13.2 million was primarily the result of professional fee payments of $7.9 million and employee severance and termination benefits of $3.2 million primarily associated with downsizing of the home office work force. Year-to-Date 1996 reorganization expenses paid of $16.3 million included higher levels of closing costs related to the Spring and Fall 1996 Closed Stores.



    Inventories at November 1, 1997, declined $3.8 million from
November 2, 1996, due primarily to one less store in operation at the end of the current year period, and increased $98.4 million from February 1, 1997, due primarily to a normal seasonal build-up.



    Accounts payable at November 1, 1997, declined $42.4 million from November 2, 1996, primarily as a result of the reduction in seasonal and extended vendor dating (for suppliers whose payment terms generally exceeded thirty days) that followed the Montgomery Ward bankruptcy filing and the Company's own tightened liquidity position in July and August. In addition, this contraction in terms resulted from higher-than-anticipated commodity sales (commodity vendors generally have shorter terms) and a change in the vendor mix as a consequence of the reintroduction of certain other merchandise categories generally sold by discount stores. Accounts payable increased $81.0 million from February 1, 1997, due to the associated normal seasonal build-up of inventories.



    Accounts receivable at November 1, 1997, increased $5.9 million from February 1, 1997, due primarily to the new receivables from the layaway program that was reinstituted in late July, 1997. Accounts receivable declined $3.4 million from November 2, 1996, due primarily to lower credit card receivables (there was a significant one-day sale with sales of $20.2 million on November 1, 1996), partially offset by the layaway receivables discussed above.



    Accrued expenses at November 1, 1997, were $11.3 million lower than at February 1, 1997, due primarily to payments made against certain reserves established in 1996 for employee severance and termination benefits and store closing costs and the $3.4 million reversal of certain executive severance reserves (Note 6). Accrued expenses were $9.1 million lower than November 2, 1996, due primarily to certain payments of severance and store closing costs that had been reserved for prior to November 2, 1996.



    The assets held for sale (current portion) is comprised of one owned undeveloped property currently expected to be sold within a year. The long-term assets held for sale are comprised of one closed store site and one previously planned new store site that were both financed. The current estimated net realizable values for the two financed properties are less than the associated financing obligations included in liabilities subject to settlement. Any proceeds from the sale of the two financed properties are expected to be utilized to reduce the obligations.



    The Company incurred capital expenditures of $14.7 million in Year-to-Date 1997 (compared to $18.6 million in Year-to-Date
1996), primarily for management information systems and various store improvements and maintenance projects. For all of 1997, the Company expects total capital expenditures to be approximately $20 million, including additional projects of a similar nature. The Company currently expects to finance these expenditures through internally-generated funds or from funds available under its DIP Facility and New Facility.



    The Company believes its business strategies and the availability of its DIP Facility and New Facility, together with the Company's available cash and expected cash flows from 1997 operations and beyond, will enable Bradlees to fund its expected needs for working capital, capital expenditures and debt service requirements during and after the Chapter 11 proceedings. Achievement of expected cash flows from operations will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are reasonably consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control.

                          BRADLEES, INC.

                        AND SUBSIDIARIES



                  PART II - OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K



(a) Index to Exhibits





Exhibit No.              Exhibit                        Page #
-----------              -------                        ------

   10      Stipulation and Order, dated October 6, 1997,   27
           Among Bradlees Stores, Inc., Bradlees, Inc.
           and Their Affiliates and Mark A. Cohen
           Settling Claims Arising Under Employment
           Contract with Mark A. Cohen and Bar Order.


   11      Computations of earnings per share.             40


   15      Letter re:  unaudited interim financial         42
           information.



(b)  Reports on Form 8-K


    The following reports on Form 8-K were filed during the quarterly period ended November 1, 1997.



Date of Report  Date of Filing  Item Number  Description
--------------  --------------  ----------- --------------------

August 13, 1997 August 15, 1997      5      Disclosure of
                                            fiscal 1997 revised
                                            plan.

August 22, 1997 August 28, 1997      5      Disclosure of second
                                            quarter 1997 results
                                            compared to plan.

Sept. 24, 1997  October 1, 1997      4      Reporting of change
                                            in registrant's
                                            certifying
                                            accountant.

                         BRADLEES, INC.

                        AND SUBSIDIARIES



                           SIGNATURES
                           ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 BRADLEES, INC.





Date:  December 12, 1997        By  /s/ PETER THORNER
                                   -----------------------------
                                    Peter Thorner
                                    Chairman and
                                    Chief Executive Officer







Date:  December 12, 1997        By  /s/ CORNELIUS F. MOSES III
                                   -----------------------------
                                    Cornelius F. Moses III
                                    Senior Vice President,
                                    Chief Financial Officer

<PAGE:





                                                     EXHIBIT 10





UNITED STATES BANKRUPTCY COURT

SOUTHERN DISTRICT OF NEW YORK



 ..................................X     Chapter 11

                                        Case Nos. 95 B 42777

                                  :     through 95 B 42784 (BRL)

In re

                                        (Jointly Administered)

BRADLEES STORES, INC., et al.,    :
                       ------

              Debtors.            :





 ..................................X







        STIPULATION AND ORDER AMONG BRADLEES STORES, INC.,

 BRADLEES, INC. AND THEIR AFFILIATES AND MARK A. COHEN SETTLING

          CLAIMS ARISING UNDER EMPLOYMENT CONTRACT WITH

                    MARK A . COHEN AND BAR ORDER

                    ----------------------------



       WHEREAS, on June 23, 1995, Bradlees, Inc., Bradlees
Stores, Inc. and their affiliates debtors and debtors-in-possession herein (the "Debtors" or "Bradlees"), each filed a petition for relief under Chapter 11 of the Bankruptcy
Code; and



       WHEREAS, the Debtors continue to operate their businesses and manage their properties as debtors-in-possession pursuant to Bankruptcy Code sec. 1107(a) and 1108; and



       WHEREAS, on July 6, 1995, an official committee of unsecured creditors (the "Committee") was appointed pursuant to Bankruptcy Code sec. 1102; and



       WHEREAS, Mark A. Cohen ("Cohen") was hired as Chairman and Chief Executive Officer ("CEO") of Bradlees under the terms of a contract dated December 3, 1994 (the "Employment
Agreement"); and



       WHEREAS, by an Amended and Restated Employment Agreement, dated as of October 26, 1995 (the "Amended and Restated
Employment Agreement"), Bradlees and Cohen modified the terms of the Employment Agreement; and

       WHEREAS, the Amended and Restated Employment Agreement contained provisions relating to, among others, salary, bonuses, severance, termination, equity appreciation rights, moving and living expenses; and



       WHEREAS, on December 24, 1996, Bradlees' Board of
Directors voted to relieve Cohen of his duties as Chairman and CEO; and



       WHEREAS, shortly after Cohen's termination of employment with Bradlees, Bradlees issued an irrevocable standby letter of credit (the "Letter of Credit") in the amount of $5,000,000 (the
"Letter of Credit Amount") to Cohen; and



       WHEREAS, Cohen has drawn upon the Letter of Credit and has received the Letter of Credit Amount; and



       WHEREAS, Cohen also has received two gross salary payments from Bradlees in the total amount of $139,461.52, or $73,442.59 net, for the months of January and February 1997 (the
"Salary Payments", and together with the Letter of Credit
Amount, the "Prior Payments"); and



       WHEREAS, pursuant to a Motion dated May 19, 1997 (the
"Motion"), the Debtors sought approval for a Stipulation dated
May 13, 1997 (the "Stipulation") between and among the Debtors and Cohen; and



       WHEREAS, the Committee, State Street Bank and Trust
Company, as Trustee and Bankers Trust Company, as Agent (the
"Agent") for the two prepetition Bank Groups (collectively, the "Creditors") each filed objections to the Motion (the
"Objections"); and



       WHEREAS, at the adjourned hearing on the Motion on June
12, 1997 (the "Hearing"), attorneys representing the Debtors, each of the Creditors and Cohen appeared; and

       WHEREAS, at the Hearing, the Debtors, each of the Creditors and Cohen consented to the appointment of a Mediator with expanded powers to conduct an investigation (the
"Investigation") into any and all matters which in any way relate to or have a bearing on the advisability or reasonableness of approval of the relief requested in the Motion
(the "Investigatory Matters"); and



       WHEREAS, this Court by Order dated July 2, 1997 (the
"Order") appointed Thomas J. Moloney, Esq. as Mediator in the above-captioned cases and authorized him to conduct the Investigation into the Investigatory Matters; and



       WHEREAS, the Order further authorized the Mediator to employ such procedures as are reasonable and appropriate, including without limitation, meeting with any of the parties ex parte and requesting disclosure from the parties; and

--------



       WHEREAS, the Order further authorized the Mediator to mediate the dispute among the parties concerning the Motion (the "Mediation") in accordance with the Amended General Order Adopting Procedures Governing Mediation of Matters in Bankruptcy Cases and Adversary Proceedings, dated January 17, 1995 (the "General Order") including, without limitation, regarding the terms of any settlement relating to the Amended and Restated Employment Agreement, the Stipulation, the Objections and any potential claims, causes of action, defenses, offsets or claims of subordination that the estates may possess against Cohen; and



       WHEREAS, pursuant to the Order, the Mediator met representatives of each of the Debtors, the Committee, the Bank Group and Cohen on July 14, 1997, and the Mediator and all parties agreed on the conduct of the Investigation and the Mediation, which agreement was memorialized by a letter dated July 29, 1997, a copy of which is attached hereto as Exhibit A; and

       WHEREAS, on July 18, 1997, the Mediator mailed letter requests for disclosure and to schedule ex parte interviews to

                                        --------

each of the Debtors, the Committee, the Bank Group and Cohen, copies of which are attached hereto as Exhibit B; and



       WHEREAS, the Debtors, the Committee, the Bank Group and
Cohen complied with the Mediator's requests for disclosure and cooperated with the Mediator in the conduct of the Investigation; and



       WHEREAS, the Mediator conducted ex parte interviews of

                                       --------

John Friedman, Cohen, Cornelius Moses, Peter Thorner, John
Curry, Sheldon Rutstein, Stephen Cooper, Phillip Gund and James
Zamberlan, and also met with representatives of the Debtors, the Committee and the Bank Group; and



       WHEREAS, based on his Investigation, the interviews, review of the documents disclosed by the parties and discussions with their representatives, the Mediator made his recommendation to the parties with respect to the dispute, which was considered by the parties in reaching the settlement herein; and



       WHEREAS, Bradlees, Cohen, the Committee and the Bank
Group desire to settle and resolve all issues and claims arising from or relating to Cohen's dismissal and his Amended and Restated Employment Agreement without the need for any further litigation;

       NOW, THEREFORE, IT IS HEREBY stipulated and agreed as follows:



       1. Except as otherwise set forth herein, Cohen agrees to accept the Prior Payments in full satisfaction of all obligations owing to him by Bradlees under the Amended and Restated Employment Agreement or otherwise. Bradlees' withholding tax payment obligations on the Prior Payments are in the aggregate amount of $1,770,000 calculated as follows (the "Withholding Tax Obligation Amounts")



          F.I.T. Withholding @ 28%          $1,400,000

          MA Withholding @ 5.95%               297,500

          MEDI Withholding @ 1.45%	             72,500



To ensure that taxes representing the amount of the Withholding Tax Obligation Amounts are in fact paid, within five (5) business days from the date of an Order of the Bankruptcy Court approving the Stipulation and Order Cohen shall pay $1,750,000(1.) into escrow to be held by Dewey Ballantine LLP (the "Escrow Agent"), pursuant to an Escrow Agreement to be entered into among Cohen, Bradlees and the Escrow Agent, which is reasonably satisfactory to the Creditors. Upon Bradlees' providing to Dewey Ballantine satisfactory evidence of its payment of the Withholding Tax Obligation Amounts (with a copy to Mark Cohen's counsel), the Escrow Agent shall forthwith pay to Bradlees the amount on deposit in the escrow account.



----------------------------------------------------------------

 1. Bradlees has agreed to provide Cohen with a $20,000 discount in return for paying the amount in advance in order to allow Bradlees greater flexibility with respect to the timing of the estimated tax payment and to avoid the expense of a complicated escrow arrangement that would allow Cohen to earn interest on the money in escrow.

----------------------------------------------------------------

        2. The fees and expenses of the Sonnenschein, Nath & Rosenthal firm in the amount of $264,592.53, plus such additional reasonable fees and expenses that may be posted or incurred in connection with the final negotiation, entry and closing of this Stipulation and Order (including any proceedings in connection therewith and the final resolution of any appeal thereof) and which are supported by adequate documentation, shall be paid in full by Bradlees within five (5) business days from the date of an Order of the Bankruptcy Court approving the Stipulation and Order.



        3.   Cohen hereby reaffirms his obligations under
Article 12.1 of the Amended and Restated Employment Agreement that he shall not at any time communicate, furnish, divulge or disclose in any manner to any person or entity confidential business information or trade secrets of Bradlees, without the express written consent of Bradlees. Cohen further reaffirms
Article 12.2 of the Amended and Restated Employment Agreement that, in addition to any other remedies at law or equity, Bradlees shall be entitled to injunctive relief for any breach of the foregoing obligation.



        4. Cohen agrees that he will cooperate with Bradlees and respond to any reasonable requests (given with reasonable advance notice and not inconsistent with his job and professional responsibilities) for information or assistance in any defense or prosecution of any claims or litigation, mediation or arbitration, including any discovery to be taken in connection therewith. Bradlees shall reimburse Cohen for his reasonable out-of-pocket costs and expenses incurred in connection with any assistance requested by Bradlees. Cohen shall render such assistance, if requested, for three days in the aggregate at no charge to Bradlees, and, thereafter, at such amount per diem as

                                                    --------

Bradlees and Cohen agree.

       5.   Bradlees hereby reaffirms its obligations under
Article 6.10 of the Amended and Restated Employment Agreement to indemnify Cohen as provided in Article 6.10; provided, however,

                                             --------  -------

that such indemnification shall only be effective for claims against Cohen arising out of or relating to acts, events, or omissions by Cohen during the periods of Cohen's employment with Bradlees (i) as an officer and director (i.e., from and including December 3, 1994 through December 24, 1996) and (ii) as a director (i.e., from and including December 3, 1994 through June 16, 1997). It is the parties' intention that the release provided in paragraph6 hereof shall not affect any rights to indemnification that Cohen may have under any Articles, By-laws or any law or other agreement or any rights to coverage under any applicable insurance maintained by Bradlees with respect to claims against its officers and/or directors ("D&O Insurance")





     6. Cohen and any successors and assigns hereby forever release, discharge, and remise (i) Bradlees and its affiliated entities, and all of their past, present, and future officers, directors, employees, agents, affiliates, representatives, successors and assigns, and any other person, firm, or corporation claiming by, through or under any of them (the "Bradlees Releasees"), (ii) any statutory fiduciaries of Bradlees' bankruptcy estate, the Committee (and its past, current and future members and the counsel of each), the Agent, the Bank Groups (and their past, current and future members and the counsel of each) and the respective professionals of each of the foregoing (collectively, the "Creditor Releasees" and, together with the Bradlees Releasees, the "Estate Releasees"), from (a)

with respect to the Bradlees Releasees any and all manner of action and actions, cause or causes of action, or Claims (as defined in paragraph 8 below) of every nature and kind whatsoever, at law and in equity, either now accrued or hereafter maturing, which Cohen may now have or hereafter can, shall or may have against the Estate Releasees or any of them, and (b) with respect to the Creditor Releasees any manner of action and actions, cause and causes of action, or Claims in any way arising from or relating to the Employment Agreement, the Amended and Restated Employment Agreement, Cohen's employment with Bradlees and service as a director with respect thereto, Cohen's discharge from employment with Bradlees, the Motion, the Stipulation, the Objections or the Investigation, and the Estate Releasees' actions or non-actions related to the foregoing or otherwise related to the Chapter 11 cases (the "Employment Claims")



       7. The Bradlees Releasees hereby forever release, discharge, and remise Cohen and his counsel, heirs, representatives, successors and assigns, from any and all manner of action and actions, cause and causes of action, or Claims of every nature and kind whatsoever, at law and in equity, either now accrued or hereafter maturing, which any of them may now have or hereafter can, shall or may have against Cohen for, upon, or by reason, directly or indirectly, of any matter, cause or thing whatsoever, occurring or existing at any time prior to the date of the execution of this Stipulation and Order, including, without limitation, any manner of action and actions, cause and causes of action, or Claims arising from or relating to the Employment Agreement, the Amended and Restated Employment Agreement, Cohen's employment with Bradlees and service as a director with respect thereto and Cohen's discharge from employment with Bradlees (except that notwithstanding anything to the contrary in the foregoing, no claim against Cohen is hereby released that arises from or is related to any criminal act). Nothwithstanding the foregoing, no provision hereof shall relieve or otherwise release Cohen from any liability on a claim for which (and to the extent that) there is D&O Insurance coverage

(the "Insurance Claims") or in any way limit and/or waive any of the rights of the Estate Releasees to seek a determination of liability on a claim against Cohen and/or to pursue in any way a claim against any person or entity other than Cohen. Cohen shall use reasonable best efforts to comply with all relevant provisions of any applicable D&O Insurance policy including, but not limited to, provisions governing notice of claims and related matters. Nothing herein shall require the Estate Releasees to first obtain a determination that any claim against Cohen is covered by D&O Insurance, but nothing herein shall relieve the Estate Releasees of the obligation to act in compliance with the requirements of Fed. R. Civ. P. 11 (or its equivalent) in connection with the initiation of any action.



In any proceeding brought by the Estate Releasees, or any of them, on any Insurance Claim against Cohen, the Estate Releasees
 (i) will obtain recovery solely from D&O Insurance; (ii) will not under any circumstances obtain any recovery from Cohen's personal assets, even if no D&O Insurance coverage is determined to exist, the D&O Insurance carrier declines coverage, or the D&O Insurance coverage is insufficient to satisfy in full any claim of the Estate Releasees. The foregoing shall not preclude, restrict or limit Cohen from defending against or opposing any claim by any of the Estate Releasees or any other person or entity, provided, however, that Cohen shall be barred from asserting any cross-claims, counterclaims or third-party claims against any of the Estate Releasees to the full extent of the releases granted herein, but notwithstanding the foregoing Cohen shall not be barred from bringing a cross-claim, counterclaim or third-party claim to enforce the indemnity provision of paragraph 5 hereof.



       8. For purposes of the foregoing paragraphs 6 and 7, the term "Claim" shall include all past and present and future claims, demands, obligations, losses, actions, causes of action, suits, cross-actions, counterclaims, rights, damages, and expenses, and requests for compensation or payment of any nature whatsoever, at law and in equity, whether based on tort, contract, or any other theory of recovery, and whether for compensatory or punitive damages or any other relief or remedy, whether known or unknown, whether suspected or unsuspected, whether liquidated or unliquidated, whether mature or unmatured, whether direct or indirect or derivative, whether fixed or contingent, and whether secured or unsecured, occurring or existing at any time prior to the date of the execution of this Stipulation and Order, provided, however, that nothing in

                       --------  -------

paragraphs 6 and 7 shall be construed to impair or release any of the rights or obligations of the parties contained in this agreement.



       9. The foregoing releases shall not affect any rights that Cohen may have to obtain health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act, as codified at 26 U.S.C. sec. 4980B.



       10. The foregoing releases shall operate to release only those parties specifically released herein and shall not affect any claims that Cohen or the Estate Releases may have against any and all other persons or entities or constitute a waiver of the rights of the Creditor Releasees (if any) to object to any indemnification claims. Nothing herein shall be deemed an admission by either Cohen, the Debtors or the Creditors as to any disputed matter settled pursuant to this Stipulation and Order. This Stipulation and Order is entered into for purposes of settlement and may not be offered as evidence or used by any party for any purpose other than the approval or enforcement of the agreements set forth herein.



       11. The parties undertake to make reasonable efforts to preserve the confidentiality of this settlement from the general public, however, nothing herein shall limit Court filings or communications with a Court or shall prevent the parties from making any disclosure that is legally required or necessary for them to consult with or to inform the persons they are representing. Any breach of this undertaking shall not give rise to a claim for monetary damages for breach of this agreement, however, a Court may enforce this agreement through equitable means, including an injunction.



       12. This Stipulation is subject to the approval of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") and the entry by the Bankruptcy Court of an order approving this Stipulation and Order and implementing the releases referred to in paragraphs 6 and 7 and barring any claims by or against Cohen to the extent set forth therein (the "Bar Order"). It is recognized and acknowledged that entry of the Bar Order is a material part of the consideration that is being received by Cohen in return for the concessions made by him herein. A proposed Bar Order is incorporated herein.



       13. The provisions of this Stipulation shall be interpreted and construed in accordance with the laws of the Commonwealth of Massachusetts, without regard to its choice of law principles.



       14. Until the conclusion of this Chapter 11 proceeding, the Bankruptcy Court shall retain continuing jurisdiction over this Stipulation and Order and the Bar Order and all disputes, controversies or issues arising hereunder.



       15. This Stipulation and Order may be executed in counterparts.



Dated:  New York, New York

                            1997
----------------------------



                          BRADLEES STORES, INC. AND AFFILIATES



                        By:  /s/ David Schmitt
                             ----------------

                             /s/ Mark A. Cohen
                            -----------------

IT IS HEREBY ORDERED, that the foregoing Stipulation and Order and Settlement is approved and the parties are directed to take all actions necessary to carry out the terms thereof; and it is



FURTHER ORDERED, that (i) all parties in interest in these cases, including but not limited to the Debtors, the Creditor Releasees and all creditors of the Debtors' estate and their successors and assigns, are hereby enjoined and barred from bringing any action against Mark A. Cohen with respect to the Employment Claims or any action or omission taken by him as a Director or Chief Executive Officer of the Debtors, except that nothing herein shall prohibit them from pursuing Insurance Claims as defined in paragraph 7 of the Stipulation and Order, subject to the same limitations and qualifications on the prosecution of such claims and the enforcement and recovery of any judgment thereon imposed in paragraph 7 of the Stipulation and Order on the Estate Releasees, and (ii) Mark A. Cohen is hereby enjoined and barred from bringing any action against the Estate Releasees for any claims released under paragraph 6 of this Stipulation and Order.

NO OBJECTION TO ENTRY OF THE FOREGOING:



                  DEWEY BALLANTINE

                By:  /s/ Stuart Hirshfield (SH-0099)
                     -------------------------------

                1301 Avenue of the Americas

                New York, New York 10019-6092

                (212) 259-8000





                Attorneys for Bradlees Stores, Inc.,

                et al., Debtors and Debtors-in-Possession

                -----



                  OTTERBOURG, STEINDLER, HOUSTON & ROSEN, P.C.

                By:  /s/ Glenn B. Rice (GR-7605)
                     ---------------------------

                230 Park Avenue

                New York, New York  10169

                (212) 661-9100

                Attorneys for the Official Committee of

                   Unsecured Creditors



                  SKADDEN, ARPS, SLATE, MEAGHER & FLOM

                  (ILLINOIS)

                By:  /s/ John Wm. Butler, Jr. (JB-4711)
                     ----------------------------------

                333 West Wacker Drive

                Chicago, Illinois  60606

                (312) 407-0700

                Attorneys for Bankers Trust Company, as

                Senior Bank Agent for the Senior Bank Groups



                  SONNENSCHEIN, NATH & ROSENTHAL

                By:  /s/Richard Fenton
                     -----------------

                8000 Sears Tower

                Chicago, Illinois  60606-6404

                (312) 876-8000

                Attorneys for Mark A. Cohen



SO ORDERED THIS 6th DAY OF

October , 1997.

/s/Burton R. Lifland
------------------------------------------------------

UNITED STATES BANKRUPTCY JUDGE

                   BRADLEES, INC.                   EXHIBIT 11

                  AND SUBSIDIARIES                  Page 1 of 2

         (Operating as Debtor-in-Possession)



      COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

     (Amounts in thousands except per share amounts)



                                13 Weeks Ended   13 Weeks Ended
                               November 1, 1997 November 2, 1996
                               ---------------- ----------------

Primary Income (Loss) Per Share

Net income (loss)                    $376             ($23,073)
                                      ===              ========

Weighted avg. # of shares
 outstanding                        11,387               11,406

Incremental shares for assumed
 exercise of stock options              -                    -
                                    -------             -------

Total common shares
 and common share equivalents       11,387              11,406
                                    =======             ======

Net Income (loss) per share          $0.03             ($2.02)
                                      ====             =======



Fully Diluted Inc. (Loss)
 Per Share (1)

Net income (loss)                     $376            ($23,073)
                                      ====            =========

Weighted avg. # of shares
 outstanding                         11,387             11,406

Incremental shares for assumed
 exercise of stock options               -                  -
                                     ------              ------

Total common shares and
 common share equivalents            11,387             11,406
                                    =======             =======



Fully diluted net inc.
 (loss) per share                     $0.03             ($2.02)
                                       ====             =======











(1) The information in this exhibit is provided in accordance with Item 601 of Regulation S-K, although such information is not required by Paragraph 14 of Accounting Principles Board
Opion No. 15.

                   BRADLEES, INC.                    EXHIBIT 11

                  AND SUBSIDIARIES                  Page 2 of 2

           (Operating as Debtor-in-Possession)



        COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

       (Amounts in thousands except per share amounts)





                               39 Weeks Ended    39 Weeks Ended
                              November 1, 1997 November 2, 1996
                              ---------------- ----------------
Primary Loss Per Share

Net loss                          ($48,480)           ($159,605)
                                   ========            =========

Weighted avg # of shares
 outstanding                        11,390               11,411

Incremental shares for
 assumed exercise of
 stock options                           -                    -
                                    ------              -------

Total common shares
 and common share equivalents       11,390               11,411
                                    =======             =======



Net loss per share                  ($4.26)            ($13.99)
                                    =======            ========





Fully Diluted Loss Per Share (1)
---------------------------------

Net loss                           ($48,480)          ($159,605)
                                    ========           =========

Weighted avg. # of
shares outstanding                  11,390               11,411

Incremental shares
for assumed exercise of
 stock options                           -                   -
                                    =======             ========

Total common shares
 and common share equivalents       11,390               11,411
                                    ======               =======



Fully diluted net loss per share   ($4.26)             ($13.99)
                                    ======              =======





(1) The information in this exhibit is provided in accordance with Item 601 of Regulation S-K, although such information is not required by Paragraph 14 of Accounting Principles Board
Opinion No. 15.

                                                   EXHIBIT 15



November 19, 1997







Bradlees, Inc.

One Bradlees Circle

Braintree, MA  02184









We have made a review, in accordance with standards established by the Amercian Institute of Certified Public Accountants, of the unaduited interim financial information of Bradlees, Inc. and subsidiaries, Debtor-in-Possession, for the 13-week period ended November 1, 1997 as indicated in our report dated November 19, 1997 which included a going concern paragraph relating to
(i) the Company's filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code (ii) certain matters which raise substantial doubt about the Company's ability to continue as a going concern. Because we did not perform an audit, we expressed no opinion on that information.



We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, is incorporated by reference in Registration Statement Nos. 33-64850, 33-64858, 33-80896,
33-86954, 33-86956 and 33-92178.



We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.





/s/ Arthur Andersen LLP
-----------------------