Form 10-K
period 1998-01-31
BRADLEES INC
filed 1998-05-01
CIK 887356

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 1998   Commission File Number 1-11134


                               BRADLEES, INC.
                               --------------
            (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                             04-3156108
-------------                                             ----------
(State or other jurisdiction of                         (I.R.S Employer
incorporation or organization)                            Identification No.)


One Bradlees Circle, Braintree, MA                        02184
----------------------------------                       ------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
including area code:                                     (781) 380-3000

Securities registered pursuant to Section 12(b) of the Act:
 Title of Each Class                 Name of Each Exchange on Which Registered
 -------------------                 -----------------------------------------
COMMON STOCK, $.01 PAR VALUE                  NEW YORK STOCK EXCHANGE
 PER SHARE                                  (Delisted in October, 1997)

Securities registered pursuant to Section 12(g) of Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X    No
                                     ----  ----  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No       Not applicable  X
                           ----     ----                 ----

Aggregate market value of the voting stock held by non-affiliates of the registrant at April 1, 1998: $7,713,682

Number of shares of the registrant's common stock outstanding as of April 1, 1998: 11,310,384

DOCUMENTS INCORPORATED BY REFERENCE:  None






                                     BBRADLEES, INC.
                                    AND SUBSIDIARIES

                                          PART I
                                          ------
ITEM 1. BUSINESS

     Bradlees, Inc. and its subsidiaries, including Bradlees Stores, Inc. collectively "Bradlees" or the "Company") operate 103 discount department stores as of April, 1998, in seven states in the Northeast, primarily in the heavily populated corridor running from the Boston to the Philadelphia metropolitan areas. Headquartered in Braintree, Massachusetts, Bradlees and its predecessor have been active in the discount department store business for over 30 years. The Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 23, 1995 (the "Filing"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Company filed a plan of reorganization and related disclosure statement with the Bankruptcy Court on April 13, 1998 and expects to emerge from Chapter 11 in August, 1998. Events leading to the Filing and the Chapter 11 reorganization process are discussed below.

    Events Leading to the Filing. During the early 1990's, Bradlees' business strategy relied heavily on opening new stores, remodeling existing locations and competing on the basis of price. From 1992 to January, 1995, Bradlees opened 15 new stores (10 in 1994) and remodeled 41 stores at a total capital cost of $182 million. The new stores were generally larger stores with rents that substantially exceeded the chain average rent per square foot. Some of the new stores were also multilevel facilities which further increased their operating costs when compared with other prototypical Bradlees stores.
The store expansion and remodeling program marginally increased sales while gross margins declined and operating expenses increased. Bradlees' declining operating performance, coupled with the aggressive expansion program, began to erode the Company's liquidity. The Company's liquidity further eroded in May and June, 1995, because of the unwillingness of factors and vendors to continue to extend trade credit. Bradlees, unable to obtain sufficient financing to satisfy factor and vendor concerns, was compelled to seek Bankruptcy Court protection on June 23, 1995.

    Business Strategy. In 1995, the Company began to implement a strategy to position the Company between traditional discount stores and department stores. Some of the initiatives associated with this strategy, especially the relatively rapid introduction of higher-price points, an aggressive clearance markdown policy, costly promotions of the Bradlees' credit card and associated elimination of layaway, elimination of certain basic convenience and commodity items that are generally sold in discount stores, along with costly changes in the Company's advertising strategy, resulted in significant sales and margin declines and operating losses. In late December, 1996, the Company's Board of Directors appointed Peter Thorner as Chairman, CEO and President, replacing the former Chairman and CEO, Mark Cohen. Prior to joining Bradlees, Mr. Thorner led the successful turnaround of Ames Department Stores, Inc. In April, 1997, Mr. Thorner hired Robert Lynn as President and Chief Merchandising Officer.

    The Company made the following key modifications to its business strategy during 1997 to enhance profitability and improve customer service:
(a) reintroduced lower opening price points in a comprehensive variety of merchandise categories to enhance value and increase customer traffic;
(b) reduced costly promotional events and thereby eliminated or reduced the likelihood of substandard profit margins; (c) reintroduced certain basic convenience and commodity products that are typical of assortments carried by discount retailers; (d) reinstituted a layaway program while controlling promotions of the Bradlees' credit card, and installed new in-store directional and departmental signage; (e) revised the Company's markdown policy based on product rate of sale; (f) modified weekly ad circulars to achieve more item-intensive and price-point oriented ad offerings; (g) introduced both a "Certified Value" program that highlights certain key recognizable items at competitive everyday prices and a "Wow!" program which integrates targeted and unadvertised opportunistic purchases; and (h) significantly reduced overhead while improving operating efficiencies.

    The Company is focusing on three key merchandise categories: moderately-priced family apparel, home furnishings and conventional consumable hardlines products. Bradlees is committed to quality and fashion, especially in apparel and home furnishings, and to improving customer service, to differentiate itself from its competition. The Company believes it can strategically leverage its strength in the fashion and quality content of its apparel and decorative home product offerings while driving traffic with selected hardlines merchandise. Management has continued its efforts to improve sales and profitability in 1998, including the expansion of both the "Wow!" and "Certified Value" programs that have been particularly successful to-date.

    Merchandise Mix. Bradlees' stores provide a broad spectrum of basic and fashion apparel (including private-label brands), basic and fashion home furnishings, convenience hard goods and extensive seasonal offerings. Bradlees' average merchandise mix in 1997 was comprised of approximately 53% softlines and soft home furnishings and 47% hardlines, versus an estimated industry average of 42% softlines and soft home furnishings and 58% hardlines. The Company's softlines focus should enable it to achieve a higher overall gross margin rate than the industry average.

    Advertising and Promotional Programs. Bradlees' marketing strategy is designed to appeal to its value-oriented customers. Sales are driven from competitive pricing and promotions, primarily in weekly circulars, that feature a large number of special values for the customer throughout the store. Approximately 45% of Bradlees' sales were derived from its weekly circulars in 1997. Approximately 5.6 million circulars are distributed each week. Although circulars are the major promotional vehicle, the Company also uses newspaper advertising, periodic television broadcasts, Bradlees credit-card statement inserts and in-store promotions. Point-of-purchase advertising, layaway, employee discounts, and senior citizen discounts are also used as marketing vehicles.

    Operations. Several programs have been or are being implemented to improve the store organization, thereby focusing the organization more intently on customer service while at the same time reducing expenses. The number of store regions was reduced from two to one and the number of store districts from nine to eight. In addition, store managers will be using automated staff scheduling programs in 1998 to improve operating efficiency and provide better service to the customer. Finally, the Company recently hired a Senior Vice President, Stores, who is reporting to the Company's President and Chief Operating Officer for improved coordination of merchandising and store activities.

    Management has improved productivity and controls and reduced expenses in other areas of the Company. For example, a new merchandising management system was implemented in 1997 that facilitates, among other things, tracking merchandise more accurately and efficiently from vendors and through distribution centers to stores. The new merchandising management system is being further enhanced in 1998. In addition, the Company expects to begin developing a warehouse management system in 1998. The Company also installed a new mainframe computer and point-of-sale controllers in 1997 and is modifying its point-of-sale equipment and software to allow for additional promotional capabilities, enhance controls and improve customer service.

    Store Profitability. The Company closed six stores in February, 1998. No additional stores are currently planned for closing, although certain leasehold interests may need to be sold in order to fund the payment of the $40 million note payable under the Company's plan of reorganization (see "Reorganization Case" below). The Company continues to closely monitor the profitability of each store and will close, sell or relocate those stores whose performance is inadequate and not responsive to remedial actions.

EMPLOYEES AND COLLECTIVE BARGAINING ARRANGEMENTS

    Bradlees employs approximately 10,000 people of which approximately 73% are covered by collective bargaining arrangements, including arrangements affecting approximately 54% of the labor force that will expire within one year and are expected to be renegotiated.

COMPETITION

    Bradlees competes in most of its markets with a variety of national, regional and local discount and other department and specialty stores, which vary by market. Some of these competitors have substantially greater resources than the Company. Bradlees competes on the basis of product quality and value, merchandise selection, advertising and price. In addition, store location, appearance and customer service are important competitive factors. Bradlees' principal discount department store competitors are Caldor, Kmart and Wal-Mart, and in certain locations, Target and Ames. Bradlees' principal department store competitors are Sears and J.C. Penney. Target and Kohl's, a department store chain, are opening stores in some areas in which Bradlees operates. Management believes that it is pursuing the proper merchandising and marketing strategies and operating focus that should allow it to compete effectively in its operating areas. However, no assurances can be given that these strategies will further improve performance or that Bradlees' business and financial performance will not be adversely affected by future competitive pressures.

PATENTS, TRADEMARKS AND LICENSES

     The trademark "Bradlees" is registered with the United States Patent and Trademark Office. The Company has a significant number of other trademarks, trade names, and service marks. None of these other trademarks are currently considered individually to have a material impact on the Company's business.

SEASONALITY

     The Company's business is seasonal in nature,with a significant portion of its net sales ocurring in the fourth quarter, which includes the holiday selling season (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

     Although Bradlees is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval when
necessary.   An official unsecured creditors' committee has been formed by the
United States Trustee and is acting in the Chapter 11 case of Bradlees. This committee and various other parties in interest, including creditors holding claims, such as the pre-petition bank group, have the right to appear and be heard on applications of the debtors relating to certain business transactions. The Company is required to pay certain expenses of the committee, including legal and accounting fees, to the extent allowed by the Bankruptcy Court. In addition, the Company has an agreement, approved by the Bankruptcy Court, with the pre-petition bank group to make monthly adequate protection payments of $300,000.

     Plan of Reorganization - Procedures. For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor-in-possession has the exclusive right to propose and file with the Bankruptcy Court a plan of reorganization. If a debtor-in-possession files a plan of reorganization during the initial 120-day exclusivity period, no other party may file a plan of reorganization until 180 days after the date of filing of the Chapter 11 petition, during which period the debtor-in-possession has the exclusive right to solicit acceptances of the plan. If a Chapter 11 debtor fails to file its plan during the initial 120 day exclusivity period, or such additional exclusivity period ordered by the Bankruptcy Court, or after such plan has been filed fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee may file a plan of reorganization in the Chapter 11 cases.

     Given the seasonality and magnitude of the Company's operations, the change in business strategies, and the number of interested parties possessing claims that have to be resolved in this Chapter 11 case, the plan formulation process is complex. Accordingly, the Company obtained additional extensions of the exclusivity period to August 3, 1998 and the period to solicit acceptance of a plan of reorganization and related disclosure statement to October 5, 1998. On April 13, 1998, the Company filed its plan of reorganization and related disclosure statement with the Bankruptcy Court and, subject to confirmation of the plan, expects to emerge from Chapter 11 in August, 1998. A hearing to approve the disclosure statement has been scheduled for May 27, 1998 with the Bankruptcy Court. Although the Company does not currently intend to seek an additional extension, or extensions of exclusivity, it is possible that an additional extension or extensions would be requested by the Company. Extensions of exclusivity are common in large Bankruptcy cases but there can be no assurance that an additional extension or extensions would be granted by the Bankruptcy Court.

     The Company's plan of reorganization contains distributable value to creditors of approximately $145 million including: approximately $20 million of administrative claim payments; a $40 million note primarily payable to the Company's pre-Chapter 11 bank group, which is anticipated to be funded through proceeds of sales of certain leasehold interests; and new Bradlees' Common Stock with an estimated value of $70 million. As previously reported in the Form 10-K for the fiscal year ended February 1, 1997 and in certain press releases, the existing Bradlees' Common Stock will be canceled.

     Once a plan of reorganization is filed and a disclosure statement is approved by the Bankruptcy Court at a hearing, the disclosure statement will be sent with the plan of reorganization to members of those classes of claims that are impaired and equity security holders for acceptance or rejection.
The Bankruptcy Code defines acceptance of a plan by a class of impaired claims as acceptance by holders of at least two-thirds in dollar amount and more than one-half in number of claims in that class, but for that purpose counts only those who actually vote to accept or reject the plan. Thus, a class will have voted to accept the plan only if two-thirds in amount and a majority in number actually voting cast their ballots in favor of acceptance. Holders of claims who fail to vote are not counted as either accepting or rejecting a plan. Following acceptance or rejection of the plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, would consider whether to confirm the plan.

     Among other things, to confirm a plan, the Bankruptcy Court is required to find that (i) each impaired class of (creditors') claims and, if applicable, equity security holders will, pursuant to the plan, receive at least as much as the class would have received in a liquidation, (ii) each impaired class of (creditors') claims and, if applicable, equity security holders has accepted the plan by the requisite vote and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization unless the plan proposes such liquidation or reorganization. Under the Bankruptcy Code, the classes of claims or interests not receiving a distribution under the plan of reorganization are deemed not to have accepted the plan, and therefore would not be entitled to vote to accept or reject the plan.

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

     Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of Bradlees as of the Filing as shown by the Company's books and records. As part of the Chapter 11 reorganization process, the Company has notified all known or potential claiments for the purpose of identifing all pre-petition claims against Bradlees. Pursuant to an order of the Bankruptcy Court, all proofs of claim were required to be filed by April 1, 1996. Differences between amounts shown by Bradlees and claims filed by creditors are being investigated and resolved. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition leases and contracts, subject to Bankruptcy Court approval. Bradlees established and recorded an estimated liability of approximately $48.1 million as of January 1, 1998, for rejected leases. This liability may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. Although the Company does not anticipate the rejection of additional leases, the Company cannot presently determime or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from any additional leases which may be rejected in the future.

     Bradlees, Inc. was organized as a Massachusetts corporation in 1992. Its headquarters is located at One Bradlees Circle, Braintree, Massachusetts 02184 and its telephone number is (781) 380-3000.


ITEM 2.  PROPERTIES

STORE LOCATION AND SIZE

     Bradlees' stores are located principally in shopping centers that are in high traffic areas. The stores appeal to consumers seeking a wide range of value-priced merchandise and shopping convenience.

    The following chart shows the geographic distribution of the Company's stores as of April, 1998:

                    Maine                              1
                    New Hampshire                      8
                    Massachusetts                     36
                    Connecticut                       17
                    New York                           6
                    New Jersey                        29
                    Pennsylvania                       6
                                                     ---
                    Total                            103
                                                     ===

     The Company operates stores in a variety of size ranges, with the current average equal to 75,924 total square feet.

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

PROPERTIES

     As of January 31, 1998, the Company's stores, including the six stores closed in February, 1998, occupied a total of approximately 8,285,917 square feet of selling area. Bradlees leases all of its stores, two distribution centers and central office under long-term leases.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. There were no material legal proceedings pending against the Company prior to the Chapter 11 filing. The Company currently retains the exclusive right to file a plan of reorganization until August 3, 1998 and to solicit acceptance of a plan of reorganization until October 5, 1998. The company filed a plan of reorganization and related disclosure statement on April 13, 1998. Certain claims have been brought against the Company which are incident to, and will be resolved in, the Chapter 11 proceeding.

     There are no other material legal proceedings pending or, to the knowledge of management, threatened against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the 13 weeks ended January 31, 1998.


                                 PART II
                                 -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


                       Market Price Range                   Dividends (a)
                          Year Ended                         Year Ended
                 Jan. 31, 1998    Feb. 1, 1997     Jan. 31, 1998   Feb. 1, 1997
                 -------------    ------------     -------------   ------------

                    High   Low       High   Low
                    ----   ---       ----   ---

First 13 weeks     $1.00 - .50      $2.50 - 1.50                  None
Second 13 weeks      .55 - .03       2.00 - 1.00
Third 13 weeks       .39 - .20       1.37 -  .62
Fourth 13 weeks      .27 - .13       1.12 -  .74

Stock Exchange Listing                             NASDAQ DOMESTIC PINK SHEETS
Ticker Symbol                                                           BRLYQ
Approximate number of holders of record at April 1, 1998                  669


(a) Dividends cannot be declared on the Company's common stock under the terms of the Company's DIP facility.

     On May 1, 1997, The New York Stock Exchange (NYSE) announced that trading in the Company's current Common Stock was suspended effective on that date and that the NYSE would apply for delisting of the Company's current Common Stock. This was based on the Company's announcement on May 1, 1997, that new Common Stock is likely to be issued and the current Common Stock canceled under any future plan of reorganization (see "Reorganization Case" under Part I, Item 1-Business, of this Form 10-K) and the fact that the Company fell below the NYSE's continued listing criteria. The Company's current Common Stock was officially delisted by the NYSE in October, 1997, but has been trading on the NASDAQ Pink Sheets. All shares of the Company's current Common Stock would be canceled under the Company's plan of reorganization filed on April 13, 1998.








ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of Bradlees should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

                            (in millions, except for per share data)
                            ---------------------------------------

                     52 weeks    52 weeks    53 weeks   52 weeks   52 weeks
                      ended       ended       ended      ended      ended
                     1/31/98      2/1/97      2/3/96    1/28/95    1/29/94
                     -------      ------      ------    -------    -------

Net Sales            $1,344.4   $1,561.7     $1,780.8   $1,916.6   $1,880.5
Net income (loss)(1)    (22.6)    (218.8)      (207.4)       5.3        6.8
Net income (loss)
 per common share       (1.98)    (19.17)      (18.17)       .47        .60
Working capital  (2)     46.2       68.6        185.3       32.9       88.6
Total assets            595.2      604.2        798.7      884.8      785.8

Long-term debt and
redeemable preferred
 stock                   27.1       33.3         53.4      289.6      269.8
Liabilities subject
 to settlement          562.1      571.0        539.8        -          -


(1) Includes a pre-tax reorganization charge of $.8 million and a gain on disposition of properties of $5.4 million for the 52 weeks ended
January 31, 1998 ("1997"). Includes pre-tax charges of $40.8 and $99.4 million relating to the impairment of long-lived assets and pre-tax reorganization items of $69.8 and $65.0 million for the 52 and 53 weeks ended February 1, 1997 ("1996") and February 3, 1996 ("1995"), respectively. Also, includes a gain on disposition of properties of $1.7 million for 1996 and the cumulative effect of an accounting change (net of taxes) of $.5 million for the year ended January 28, 1995.

(2) Working capital for 1995 through 1997 excludes liabilities subject to settlement under the reorganization case.





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(a) RESULTS OF OPERATIONS

                                           Fiscal Year Ended
                         ----------------------------------------------------
                         January 31, 1998   February 1, 1997   February 3, 1996
                         ----------------   ----------------   ----------------
Stores, beginning of period     110                 134                136
New stores                        -                   3                  -
Closed stores                    (1)(a)             (27)                (2)
                                ---                 ---                ---
Stores, end of period           109                 110                134
                                ===                 ===                ===

(a)  Excludes six stores closed in February, 1998.

     The following discussion and analysis is based on the results of operations of the Company detailed below for the 52 weeks ended January 31, 1998 ("1997"), the 52 weeks ended February 1, 1997 ("1996") and the 53 weeks ended February 3, 1996 ("1995"). The financial information discussed below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10-K.


                        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations
                                (Dollars in millions)

                     1997                  1996                   1995
            1997   % of Net Sales   1996   % of Net Sales  1995  % of Net Sales
            ----   --------------   ----   --------------  ----  --------------

Net sales $1,344.4     100.0%   $1,561.7      100.0%     $1,780.8     100.0%
Cost of
goods sold   948.0      70.5%    1,127.6       72.2%      1,289.1      72.4%
             -----     ------    -------      ------      -------     ------
Gross
margin       396.4      29.5%      434.1       27.8%        491.7      27.6%

Leased
department
and other
operating
income        12.1       0.9%       13.7        0.9%         15.1       0.8%
             -----     ------    -------      ------      -------     ------
             408.5      30.4%      447.8       28.7%        506.8      28.5%

Selling, store
operating,
administ.
and distrib.
expenses     382.9      28.5%      504.0       32.3%        572.8      32.2%

Depreciation
and
amortization
expense       36.2       2.7%       42.2        2.7%         54.4       3.1%
             -----     ------     ------      ------        -----     ------

Operating
loss        (10.6)     (0.8%)     (98.4)      (6.3%)      (120.4)     (6.8%)

Gain on
disposition
of
properties   (5.4)     (0.4%)      (1.7)      (0.1%)         -          -

Interest and
debt expense  16.6       1.2%       11.5        0.7%         27.2       1.5%

Impairment of
long-lived
assets         -          -         40.8        2.6%         99.4       5.6%

Reorganization
items          0.8       0.1%       69.8        4.5%         65.0       3.6%

Income tax
benefit        -          -          -            -       (104.6)     (5.9%)
             -----     ------     ------       ------      ------     ------

Net loss   ($22.6)     (1.7%)   ($218.8)     (14.0%)     ($207.4)    (11.6%)
           =======     ======   ========     =======     ========    =======

     The Company's business is seasonal in nature, with a significant portion of its net sales occurring in the fourth quarter, which includes the holiday selling season. Comparable store sales, which include leased shoe department sales, for each year are discussed below and represent percentage increases/decreases over the prior year for stores that were open and operated by Bradlees for at least the prior full fiscal year. The rate of inflation did not have a significant effect on sales during these years.

RESULTS OF OPERATIONS FOR 1997 COMPARED TO 1996

     The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially. For example, the Company's statements regarding expected 1998 levels of borrowings, amounts available to borrow and capital expenditures are dependent on the Company's future operating performance and ability to meet its financial obligations, which is further dependent upon, among other things, continued acceptance of the Company's new merchandising and marketing initiatives, competitive conditions, changes in consumer spending and consumer spending habits, weather and economic conditions, availability and cost of sufficient labor, and changes in import duties, tariffs and quotas.

     Net sales for 1997 declined $217.3 million or 13.9% from 1996 due primarily to the closing of 27 stores during 1996 and a 5.0% decrease in comparable store sales. The major cause for the decline in comparable store sales was the Company's significant reduction in the number of promotional activities in 1997 that had historically poor profit productivity.

     The Company is focusing on three key merchandise categories: moderately priced family apparel, home furnishings and conventional consumable hardlines products. Bradlees is committed to quality and fashion, especially in apparel and home furnishings, and to improving customer service, in order to differentiate itself from its competition. The Company believes that it can strategically leverage its strength in the quality and fashion content of its product offerings while driving traffic with selected hardlines merchandise. Management is continuing efforts to improve sales, including the expansion of both the "Wow!" (opportunistic and unadvertised purchases) and "Certified Value" (everyday low prices on selected highly recognizable products) programs
that have been particularly successful to-date.   Comparable store sales
stabilized during the fourth quarter of 1997 (unchanged from 1996) and have been strong through April, 1998.

     Gross margin declined $37.7 million but increased 1.7% as a percentage of net sales in 1997 compared to 1996. The decline in gross margin dollars was due to the store closings and lower comparable store sales, partially offset by the increase in the gross margin rate. The increase in the rate was primarily due to a lower markdown rate resulting from fewer promotions, improved inventory control and a decrease of $3.7 million in 1997 compared to 1996 in going-out-of-business markdown provisions for closed stores included in cost of goods sold (Note 7 to the Consolidated Financial Statements), partially offset by a slightly lower overall initial markup.

     Leased department income and other operating income declined $1.6 million but was unchanged as a percentage of net sales in 1997 compared to 1996. The decline was primarily due to lower leased shoe department sales partially offset by the benefit of layaway income (classified as other operating income) from the layaway program that was reimplemented in the second half of 1997.

     Selling, store operating, administrative and distribution ("SG&A") expenses declined $121.1 million and 3.8% as a percentage of net sales in 1997 compared to 1996. The decline in SG&A expenses was due to the closed stores and numerous expense reduction initiatives, including substantial reductions in overhead and advertising costs, designed to begin bringing the Company's SG&A rate to a more competitive level. Included in the 1997 SG&A expense reductions were a $4.5 million expense credit resulting from the elimination of automatic beginning of year vacation vesting for certain pay groups (Note 14) and a $3.9 million curtailment gain associated with a reduction in retiree medical benefits (Note 11).

     Depreciation and amortization expense declined $6.0 million in 1997 compared to 1996, primarily as a result of the closed stores and the 1996 year-end write-downs of certain long-lived assets in accordance with of
SFAS No. 121 (Note 4).   However as a percentage of net sales, depreciation and
amortization remained unchanged.

     The Company sold an owned store in January, 1998 for approximately $8.0 million and recognized a gain of $5.4 million. This store was closed as a result of the sale of the property and the sale was not directly associated with the Chapter 11 proceedings; therefore, the gain was not classified as a reorganization item. The net proceeds from this sale were placed into restricted funds.

     Interest and debt expense increased $5.1 million or .5% as a percentage of net sales in 1997 compared to 1996 due primarily to higher average borrowings under the DIP facilities (Note 6) in 1997 and a $1.1 million write-off in 1997 of deferred financing costs associated with the replacement of the prior DIP facility. Interest expense in 1996 includes a credit of $.8 million resulting from a change in the interest rate used to discount self-insurance reserves.

     Reorganization items resulted in net charges of $.8 and $69.8 million, or .1% and 4.5% of net sales, in 1997 and 1996, respectively. These net charges relate directly to the Chapter 11 proceedings and associated restructuring of the Company's operations and are discussed in Note 7 to the Consolidated Financial Statements.

     The Company did not incur any income tax expense or benefit in 1997 and 1996 (Note 12).


RESULTS OF OPERATIONS FOR 1996 COMPARED TO 1995

     Net sales for 1996 declined $219.1 million or 12.3% from 1995 due primarily to the closing of 27 stores in 1996 and a 5.4% decrease in comparable store sales. The major causes for the decline in comparable store sales were the Company's relatively rapid introduction of higher-priced merchandise at the expense of many lower opening price-point merchandise categories, elimination of layaway, significant reduction in the number of basic convenience and commodity items that are generally sold in discount stores, and changes in the Company's advertising strategy that included a reduction in the number of merchandise offerings in the Company's weekly circular. Although the Company improved the quality and fashion of its merchandise, the changes that were implemented assumed rapid customer acceptance of the new merchandise mix and significant sales from increased promotional activities.

     Gross margin declined $57.6 million but increased .2% as a percentage of net sales in 1996 compared to 1995. The decline in gross margin dollars was due to the lower sales, partially offset by the slight increase in the gross margin rate. The increase in the rate was due to a higher overall initial markup and lower inventory shrink, partially offset by a higher markdown rate associated primarily with increased promotional activities and the negative impact of a $6.7 million going-out-of-business markdown provision included in cost of goods sold in 1996.

     Leased department income and other operating income declined $1.4 million but increased .1% as a percentage of net sales in 1996 compared to 1995. The decline was due to lower leased shoe department sales and the absence of any layaway income since the discontinuance of the layaway program in August, 1995.

     SG&A expenses declined $68.8 million but increased .1% as a percentage of net sales in 1996 compared to 1995. The decline in SG&A expenses was due to the closed stores and reductions in logistics and certain home office expenses, partially offset by an increase in advertising expenses. The increase in SG&A expenses as a percentage of net sales was due to the sales decline in 1996.

     Depreciation and amortization expense declined $12.2 million or .4% as a percentage of net sales in 1996 compared to 1995, primarily as a result of the closed stores and the 1995 year-end write-down of certain long-lived assets in accordance with the adoption of SFAS No. 121 (Note 4).

     The Company recognized a gain of $1.7 million in 1996 for forfeited deposits received on the unconsummated sale of an owned undeveloped property (included in current assets held for sale).

     Interest and debt expense declined $15.7 million or .8% as a percentage of net sales in 1996 compared to 1995 due primarily to the discontinuance of accruing interest on substantially all pre-petition debt subsequent to the Filing on June 23, 1995. Interest expense includes a credit of $.8 million in 1996 and a $2.9 million charge in 1995 resulting from changes in the interest rate used to discount self-insurance reserves.

     The Company incurred charges of $40.8 and $99.4 million, or 2.6% and 5.6% of net sales, in 1996 and 1995, respectively, due to the impairment of certain long-lived assets in accordance with SFAS No. 121 (Note 4).

     Reorganization items resulted in net charges of $69.8 and $65.0 million, or 4.5% and 3.6% of net sales in 1996 and 1995, respectively. These net charges related directly to the Chapter 11 proceedings and associated restructuring of the Company's operations and are discussed in Note 7 to the Consolidated Financial Statements.

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


(b) LIQUIDITY AND CAPITAL RESOURCES

     The Company obtained a new $250 million financing facility (of which $125 million is available for issuance of letters of credit) in December, 1997 with BankBoston Retail Finance, Inc. ("BBNA") as agent (the "New Facility"), under which the Company is allowed to borrow for general corporate purposes, working capital and inventory purchases (Note 6). The New Facility consists of (a) an up to eighteen month debtor-in-possession revolving credit facility in the maximum principal amount of $250 million (the "New DIP") and, subject to meeting certain conditions, (b) an up to three year post-confirmation revolving credit facility in the maximum principal amount of $250 million (the "Exit Facility"). The commitment period for the combined facility cannot exceed four years. The Company received a modification dated April 7, 1998 to the commitment from BBNA, as agent, that modified this commitment so that the plan of reorganization filed by the Company on April 13, 1998 satisfies the conditions for the Exit Facility. The Exit Facility will be secured by all of the assets of the Company, except in intersts in real property. The new DIP replaced a $200 million Debtor-in-Possession Revolving Credit and Guaranty Agreement with The Chase Manhattan Bank, as agent (the "Prior DIP Facility").

     Borrowings, exclusive of the issuance of letters of credit, under the DIP facilities during 1997 peaked at $147 million and averaged $87.2 million compared to a peak of $42.5 million and an average of $5.9 million in 1996.
The increase in borrowings was primarily due to the operating loss incurred in 1996. The Company's unrestricted cash and cash equivalents balance peaked at $21.9 million and averaged approximately $13.0 million during 1997, compared to a peak of $67.5 million and an average of $20.7 million during 1996. As of January 31, 1998, the Company had $84.2 million of borrowings outstanding under the New DIP and $10.9 million of unrestricted cash and cash equivalents. As of February 1, 1997, the Company had borrowings outstanding under the Prior DIP Facility of $42.5 million and $10.0 million of unrestricted cash and cash equivalents.

     The Company currently expects its borrowings, exclusive of the issuance of letters of credit, in 1998 to peak at approximately $170 million in October or November, 1998 and average approximately $115 million. The New DIP has an advance rate of 60% of the Loan Value of Eligible Receivables (as defined), plus 72% of the Loan Value of Eligible Inventory (as defined). Between March 1 and December 15, the Company can borrow an over advance amount on the Loan Value of Eligible Inventory of 5% (the "Overadvance Amount"), subject to a $20 million limitation. The Exit Facility has an advance rate equal to 60% of the Loan Value of Eligible Receivables, plus the lower of (i) 72% of the Loan Value of Eligible Inventory or (ii) 80% of the ratio of the annual appraised liquidation value to the Loan Value (as defined) of the inventory (the "Loan to Value Ratio"). Between March 1 and December 15, the Company can borrow an overadvance amount on the Loan Value of Eligible Inventory of 5%, provided the Loan to Value Ratio does not exceed 85%. The amount available to borrow in 1998, after deducting expected letters of credit outstanding, is currently expected to peak at approximately $220 million in October or November, 1998 and average approximately $175 million.

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

     In 1997, net cash provided by operating activities before reorganization items was $7.2 million compared to net cash used by operating activities before reorganization items of $26.3 million in 1996. This improvement was primarily due to the significant reduction in the operating loss in 1997. The net cash used by operating activities of $26.3 million before reorganization items in 1996 was due primarily to the operating loss incurred, partially offset by the income tax refund and the net cash benefit from the closing of the 27 stores. In 1995, cash flow from operations before reorganization items was $31.5 million, including the significant benefit resulting from nonpayment of most of the liabilities incurred prior to the Filing.

     Inventories increased $1.7 million in 1997. Inventories declined $45.3 million during 1996 due primarily to the closing of the 27 stores. Inventories declined $16.8 million during 1995, exclusive of the inventory impairment discussed in Note 7, primarily as a result of a more aggressive clearance policy. Accounts payable increased $9.0 million in 1997 due primarily to better payment terms at the end of 1997 compared to the end of 1996. Accounts payable declined $32.3 million in 1996 due primarily to the impact of the closed stores. Accounts payable, exclusive of amounts subject to settlement, declined $70.8 million in 1995, primarily as a result of improved liquidity after the Filing that led to more timely payments.

     Cash flows from reorganization items and the increase in restricted cash and cash equivalents (included in investing activities) are discussed in Notes 7 and 2, respectively. Proceeds from sales of assets (included in financing activities) in 1997 and 1996 are discussed in Note 2.

     Capital expenditures of $19.6 million in 1997 represented primarily management information systems (including a new mainframe computer, new store point-of-sale controllers and a new merchandising management system), store fixtures (including new chain-wide in-store directional and departmental signage) and store improvements. The decrease in capital expenditures from the $27.5 million spent in 1996 was due primarily to amounts spent on store merchandise fixtures in 1996 and the fewer stores operating in 1997. Capital expenditures of $37.0 million in 1995 included $12.8 million of additions financed through a special purpose entity (Note 8) and represented primarily costs associated with the new stores opened in March, 1996 and other real estate development.

     In 1998, the Company expects total capital expenditures to be approximately $20 million (some of which may be subject to Bankruptcy Court approval) based upon its current plan, primarily for management information systems (including the initial expenditures for a warehouse management system and enhancements to the new merchandise management system), the remodeling of ten stores, and other store improvements. The Company currently expects to finance these expenditures through internally-generated funds.

     The Company believes its ability to meet its financial obligations and make planned capital expenditures will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control.

     Bradlees currently anticipates the following investment and financing activities for 1998:
(a) capital expenditures of approximately $20 million as discussed above, (b) payments of certain capital lease obligations (Note 8), (c) adequate protection payments (Note 3) until emergence from Chapter 11, (d) average borrowings of approximately $115 million and (e) the possible sale of certain properties and lease interests. These anticipated activities exclude the impact of consumation of the Company's filed plan of reorganization, which calls for approximately $145 million of distributable value, including: approximately $20 million of administrative claim payments that are anticipated to be paid from restricted funds; a $40 million note primarily payable to the Company's pre-Chapter 11 bank group, which is anticipated to be settled through proceeds of sales of certain leasehold interests; and new Bradlees stock with an estimated value of $70 million. As previously reported, the existing Bradlees stock will be canceled.

     The Company believes the actions set forth above and the availability of its New Facility, together with the Company's available cash and expected cash flows from 1998 operations and beyond, will enable Bradlees to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations is dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its financial plan.


     YEAR 2000 PROJECT

     The Company has determined that it will be necessary to modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999 ("Year 2000"). The Company believes that with upgrades or modifications to existing software and certain conversions to new software, the impact of the Year 2000 issue can be mitigated. However, if such upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

     The Company will utilize both internal and external resources to reprogram, replace, and test software for Year 2000 compliance. The Company has contracted with a major outside consulting firm to provide the majority of the resources required to identify, and then replace or remediates the Company's systems as necessary. The Company plans to complete the Year 2000 project no later than by the beginning of the fourth quarter of 1999 but currently expects that the Year 2000 project will be substantially complete by the second quarter of 1999. The Year 2000 project cost is estimated to be approximately $3 to $4 million, primarily incurred in 1998. The costs are expected to be expensed as incurred, unless new software is purchased which will be capitalized. The Company has not incurred significant costs prior to January 31, 1998 other than internal costs (which have not been capitalized) to evaluate the extent of Year 2000 compliance and to develop a remediation plan.

     The costs of the Year 2000 project and the dates on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

     The Company is also attempting to obtain representations and assurances from third party providers of services and goods, including vendors of software products, that their software is or will be Year 2000 compliant on a timely basis. However, because certain processes of the Company may be interrelated with, or dependent upon, systems outside the control of the Company, there can be no assurance that all such implementations will be successful.






ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See index to the Financial Statements - Item 14(a).

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     To the best of their knowledge, management is not aware of any current disagreements with its accountants, Arthur Andersen LLP ("AA"). On September 24, 1997, the Audit Committee of the Board of Directors of Bradlees, Inc. recommended the appointment of AA as certifying accountants for the Company replacing Deloitte & Touche LLP ("D&T"), who was dismissed, effective on September 24, 1997 and the appointment along with the dismissal was approved by the board of Directors and the Bankruptcy Court. There were no disagreements between D&T and the Company's management at the decision-making level during the two most recent fiscal years and the subsequent interim periods (the "Reporting Period"), which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the subject matter of the disagreements in connection with its reports. In addition, there were no reportable events, as defined in Item 304(a)(i)(v) of Regulation S-K, during the Reporting Period. A Form 8-K dated September 24,1997 was filed to report the change in accountants.

     D&T's report on the consolideated financial statements for the year ended February 1, 1997 expressed an unqualified opinion and included explanatory paragraphs relating to the following:

     a) The Company's filing for reorganization protection under Chapter 11 of the Federal Bankruptcy Code.

     b) The Company's 1996 and 1995 losses from operations and stockholders' deficiency which raise substantial doubt about the Company's ability to continue as a going concern.

     During the Reporting Period, neither the Company nor anyone on its behalf has consulted AA regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, and AA has not provided a written or oral report or advice that Bradlees' management concluded was an important factor considered by the registrant in reaching a decision on the issue.




                               PART III
                               --------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, and current positions of all executive officers and directors of the Company as of April 29, 1998 are listed below along with their business experience during the past five years.

Name                     Age     Position

Robert W. Benenati        49   Senior Vice President, Logistics
Jack E. Bush              63   Director
Bruce Conforto            45   Senior Vice President, Chief Information Officer
John A. Curry             63   Director
Gregory K. Dieffenbach    48   Senior Vice President, Human Resources
Judith Dunning            47   Senior Vice President, Planning and Allocation
John M. Friedman, Jr.     53   Director
Mark E. James             48   Senior Vice President, Marketing
Robert G. Lynn            48   Director, President/Chief Operating Officer
Cornelius F. Moses, III   39   Senior Vice President, Chief Financial Officer
Patricia M. Pomerleau     49   Director
Ronald T. Raymond         54   Senior Vice President, Asset Protection
Sheldon Rutstein          63   Director
Willis G. Ryckman         53   Director
David L. Schmitt          47   Senior Vice President, General Counsel,
                               Secretary and Clerk
Sandra L. Smith           41   Senior Vice President, General Merchandise
                               Manager, Hardlines
Thomas N. Smith           41   Senior Vice President, Stores
James C. Sparks           51   Senior Vice President, General Merchandise
                               Manager, Softlines
Peter Thorner             54   Chairman and Chief Executive Officer

     Mr. Benenati became Senior Vice President, Logistics of the Company in October 1997. He was Senior Vice President, Operations, from February 1997 to October 1997. He was Senior Vice President, Distribution of the Company from June 1995 to February 1997. Prior to joining the Company, he was Senior Vice President, Distribution of QVC, Inc. from 1994 to June 1995. He was Vice President, Operations and Administration for Simon and Schuster Publishing Co. from prior to 1993 to 1994.

     Mr. Bush became a Director of the Company in July 1997. He has served as President of Raintree Partners, Inc., a management consulting firm, since 1995 and Chairman and Chief Executive Officer of Jumbo Sports, Inc., a sporting goods retailer, since December 1997. He served as President and Director of Michaels Stores, Inc. from prior to 1993 to 1995. He also serves as a Director of Stage Stores, Inc. and Carolina Art and Frame Co.

     Mr. Conforto became Senior Vice President, Chief Information Officer of the Company in April 1998. Prior to joining the Company, he was Vice President, Corporate Information Technology of HFS Incorporated from August 1996 to April 1997. He was Vice President of Information Services for Rickel Home Centers, Inc. from prior to 1993 to August 1996.

     Mr. Curry became a Director of the Company in January 1994. He has served as President Emeritus of Northeastern University since September 1996. He served as President of Northeastern University from prior to 1993 to September 1996.

     Mr. Dieffenbach became Senior Vice President, Human Resources of the Company in July 1997. Prior to joining the Company, he was Vice President, Human Resources for Uptons Department Stores, Inc. from prior to 1993 to May 1997.

     Ms. Dunning became Senior Vice President, Planning and Allocation of the Company in February 1997. Ms. Dunning served as Vice President, Strategic Planning of the Company from January 1996 to February 1997. Prior to joining the Company, she was Vice President, Merchandise Planning of Rich's/Lazarus/Goldsmith's, a division of Federated Department Stores, Inc., from February 1995 to January 1996 and Vice President, Merchandise Planning of Lazarus Department Stores, Inc., a division of Federated Department Stores, Inc., from prior to 1993 to February 1995.

     Mr. Friedman became a Director of the Company in May 1996. Mr. Friedman was a partner at Dewey Ballantine from prior to 1993 to April 1996.

     Mr. James became Senior Vice President, Marketing of the Company in May 1997. Prior to joining the Company, he was Senior Vice President, Marketing and Advertising for Best Products Co., Inc. ("Best Products") from prior to 1993 to December 1996.

     Mr. Lynn became President and Chief Operating Officer of the Company in April 1998. He served as President and Chief Merchandising Officer of the Company from April 1997 to April 1998. Mr. Lynn was elected a Director of the Company in April 1997. Prior to joining the Company, he was a consultant to various retail and manufacturing clients from January 1996 to April 1997. He was Vice Chairman and Chief Operating Officer of American Eagle Outfitters, Inc. from January 1995 to December 1995 and a Director from April 1994 to December 1995. Mr. Lynn was a retail consultant to the creditors' committee in the McCrory bankruptcy from December 1993 to January 1995. Mr. Lynn served as President and Chief Executive Officer of the United States division of F.W. Woolworth from January 1989 to September 1993.

     Mr. Moses became Senior Vice President, Chief Financial Officer of the Company in July 1996. Mr. Moses served as Senior Vice President, Finance of the Company from July 1995 to July 1996. Mr. Moses was Vice President, Finance of the Company from April 1995 to July 1995. Prior to joining the Company, Mr. Moses was Senior Vice President, Finance of Ames Department Stores, Inc. ("Ames") from prior to 1993 to April 1995.

     Ms. Pomerleau became a Director of the Company in March 1993. She has served as President and Chief Executive Officer of AlphaSight Online Strategists since April 1996. She was Managing Partner of Pomerleau Associates from October 1995 to March 1996. Prior to founding Pomerleau Associates, she was Managing Partner of ADS Consulting from November 1994 to October 1995. Ms. Pomerleau was Executive Vice President, Chief Operating Officer of South Shore Hospital, Inc. and South Shore Health and Educational Corporation and a member of the Board of Directors of each from prior to 1993 to October 1994.

     Mr. Raymond became Senior Vice President, Asset Protection of the Company in July 1995. Prior to joining the Company, he was Senior Vice President, Asset Protection for Ames from prior to 1993 to July 1995.

     Mr. Rutstein became a Director of the Company in April 1995. He has served as a Consultant for Raytheon Co. since December 1994. He was Senior Vice President and Chief Financial Officer for Raytheon Co. from prior to 1993 to December 1994.

     Mr. Ryckman became a Director of the Company in May 1997. He has served as Founder and President of WGR, Inc. since prior to 1993 and of WGR Golf L.P. since 1994. He has served as Chief Operating Officer and Managing Director of Associate Capital L.P., a New York-based hedge fund, since 1995. He has served as Chairman of the Board of Tri Tech Labs, Inc. and Irma Shorell, Inc. since prior to 1993. He also serves as a Director of Omni Capital Corporation, Banyon Hotel Management Corporation, Krasdale Foods, Inc., National Propane Corp., Provision, Inc. and Panavision, Inc.

     Mr. Schmitt has served as Senior Vice President, General Counsel, Secretary and Clerk of the Company since November 1995. He was Vice President, General Counsel, Secretary and Clerk of the Company from July 1995 to November 1995. Prior to joining the Company he was Vice President, Business Development for Wheelabrator Clean Water Systems, Inc. from 1994 to June 1995. He was President of CP Consulting from prior to 1993 to June 1994.

     Ms. Smith became Senior Vice President, General Merchandise Manager, Hardlines of the Company in July 1995. Ms. Smith served as Vice President, General Merchandise Manager, Hardlines of the Company from February 1994 to July 1995 and Divisional Merchandise Manager, Home Fashions of the Company from prior to 1993 to February 1994.

     Mr. Smith became Senior Vice President, Stores of the Company in December 1997. Prior to joining the Company, he was Director of Operations and Merchandising for Fry's Electronics from April 1995 to December 1997. He was Division Director for The Home Depot/Crossroads from June 1993 to April 1995. He was Regional Vice President for Wal-Mart from prior to 1993 to April 1993.

     Mr. Sparks became Senior Vice President, General Merchandise Manager, Softlines of the Company in July 1995. He was Vice President, General Merchandise Manager, Softlines of the Company from October 1994 to July 1995. Prior to joining the Company, Mr. Sparks was Vice President, General Merchandise Manager of Belk Lindsey from prior to 1993 to October 1994.

     Mr. Thorner has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1997. He served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company from December 1996 to April 1997. He served as President and Chief Operating Officer of the Company from June 1995 to December 1996 and he was elected a Director of the Company in July 1995. He was Vice Chairman of the Company from March 1995 to June 1995. Prior to joining the Company, he was President, Chief Operating Officer and Acting Chief Executive Officer and a member of the Board of Directors of Ames from prior to 1993 to 1994.

     Mr. Mark Cohen resigned as a member of the Board of Directors of the Company in June 1997.

     On September 24, 1996, while Mr. James was Senior Vice President, Marketing and Advertising of Best Products, Best Products filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Best Products was subsequently liquidated.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission.

     Based solely on the Company's review of the copies of Forms 3 and 4 and amendments thereto received by it during 1997, Forms 5 and amendments thereto received by it with respect to fiscal 1997, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that during 1997, except as described below, officers, directors and greater-than-ten-percent beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act applicable to them.

     The Form 3 for each of Mr. Jack E. Bush, Director, Mr. Gregory K. Dieffenbach, Senior Vice President, Human Resources, Ms. Judith Dunning, Senior Vice President, Planning and Allocation, Mr. Robert G. Lynn, Director, President and Chief Operating Officer, Mr. Willis G. Ryckman, Director, Mr. Mark E. James, Senior Vice President, Marketing and Mr. Thomas N. Smith, Senior Vice President, Stores, was filed late.


ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the earned compensation for the Chief Executive Officer of the Company and the four highest-paid executive officers of the Company in 1997 other than the Chief Executive Officer (the "Named Officers") for 1997, 1996 and 1995.

                           Summary Compensation Table

                                           Long Term Compensation
                                        --------------------------
                                              Awards
                                        ------------------
                                                           Payouts
                                                           -------
         ------Annual Compensation----          Securities
                                 Other   Rest.  Underlying
Name and                         Annual  Stock   Options   LTIP     All Other
Princ.   Year Salary  Bonus      Comp.   Awards   /SARs   Payouts     Comp.
Position         $       $         $       $                 $          $
-------- --- ------- --------   ------ --------  -------- --------  -------
Peter
Thorner 1997 741,827 299,063(1)    (2)      -       -     150,000(3)  9,318(4)
Chairman1996 589,166    -       12,961      -       -     150,000     9,293
& CEO   1995 440,391 406,252(5) 97,257 231,250(6) 100,000 150,000     4,490

Robert
G. Lynn 1997 401,827(7)196,875(1)29,109(8)  -       -        -          840(4)
Dir.,Pres.
and COO

Robert W.
Benenati 1997 292,729   90,011(1)  (2)      -       -        -        1,113(4)
Senior VP1996 205,036     -      62,762     -       -        -          850
Logistics1995 141,948  190,075(5)18,793     -       -        -          596

Cornelius1997 279,175   84,012(1)  (2)      -       -        -       1,054(4)
F. Moses,1996 228,682     -        (2)      -       -        -         944
III, SVP 1995 162,322   79,453(5)162,087    -       -        -         216
& CFO

David L. 1997 243,751   73,500(1)  (2)      -       -        -         912(4)
SVP,     1996 180,024     -        (2)      -       -        -         748
General  1995 103,860   69,556(5)  (2)      -       -        -         312
Counsel,
Secretary and Clerk

(1) Includes an earned bonus paid in April, 1998 pursuant to the Company's Corporate Bonus Plan (see below), but excludes the following deferred payments which will be payable, with interest, at the substantial consummation of a Chapter 11 plan or plans of reorganization of the Company: Mr. Thorner - $99,688; Mr. Lynn - $65,625; Mr. Benenati - $30,004; Mr. Moses - $28,004; and
Mr. Schmitt - $24,500.

(2) Perquisites and other personal benefits for the indicated periods did not exceed the lesser of $50,000 or 10% of reported salary and bonus.

(3)     See Enterprise Appreciation Incentive Plan below.

(4) Premiums paid by the Company with respect to term life insurance for the calendar year ended December 31, 1997.

(5) Includes an earned bonus paid in April, 1996 pursuant to the Company's Retention Bonus Plan, but excludes the following deferred payments which will be payable, with interest, at the substantial consummation of a Chapter 11 plan or plans of reorganization of the Company: Mr. Thorner - $68,751; Mr. Benenati
- $16,915; Mr. Moses - $18,151; and Mr. Schmitt - $14,852.

(6) Based on a fair market value of $9.250, the closing price of the Company's Common Stock on May 11, 1995, the date of grant. These shares vest at the rate of 20% a year, on or after the third business day following the announcement of annual earnings for the year 1995 through 1999. The remaining number of restricted shares and the aggregate value of such shares on January 30, 1998, the last trading day of fiscal 1997, was 15,000 shares valued at $1,875. The aggregate market value is based on a fair market value of $.125, the closing price of the Company's Common Stock on January 30, 1998. The Common Stock will be canceled under the Company's filed plan of reorganization.

(7) Represents a partial year beginning when Mr. Lynn joined the Company in April, 1997.

(8) Includes $27,216 for relocation expenses related to Mr. Lynn's employment as President and Chief Merchandising Officer of the Company and reimbursement for tax liabilities related to such relocation expenses.

CORPORATE BONUS PLAN

     In February 1997 the Company adopted, and in April 1997 the Bankruptcy Court approved, the Corporate Bonus Plan (the "Corporate Bonus Plan"), which replaced the Retention Bonus Plan. The Corporate Bonus Plan provides incentives and rewards for (i) performance of key employees that meets or exceeds expectations and (ii) attainment of threshold performance measurements tied directly to the Company's annual business plan. The amount of the award would increase as the Company's performance exceeds the business plan. In addition, a discretionary fund in the amount of $500,000 has been established to provide bonuses to (a) non-bonus eligible employees based upon performance regardless of whether the Company achieves its target performance level and
(b) bonus eligible employees based on performance if the Company does not achieve its target performance level.

     Under the Corporate Bonus Plan, the Company had to obtain a minimum EBITDA (as defined) of $28.1 million for fiscal 1997, net of the anticipated costs of the Corporate Bonus Plan, in order for any employee to be eligible for an award (except for the discretionary fund mentioned above). For each $5 million of EBITDA improvement over the amount projected, the award increases by 25% of the base award up to a maximum increase of 100% of the award. The Company achieved an EBITDA of $28.5 million (net of the provision for the bonuses and excluding gains on disposition of properties) for fiscal 1997 and paid total bonuses of $3.9 million to approximately 286 employees under the Corporate Bonus Plan in April 1998.

     With respect to the Named Officers and certain other members of senior management of the Company, one-quarter of the amount of any bonus payable before such time as the Company has consummated a Chapter 11 plan of reorganization is contingently payable, with interest, at the earlier of the date of consummation of such plan, or the date of termination of employment by the Company without cause, by the officer for good reason, or on account of death or disability.

     For fiscal 1998, the Board of Directors of the Company adopted threshold performance measurements tied directly to the Company's 1998 business plan.
The Company must obtain a minimum EBITDA of $32 million, net of the anticipated costs of the Corporate Bonus Plan, in order for any employee to be eligible for 100% of an award (except for the discretionary fund mentioned above). Partial awards will be made if the Company achieves certain levels of EBITDA below $32 million. For each $5 million of EBITDA improvement over $32 million, the award increases by 25% of the base award up to a maximum increase of 100% of the award. In addition, any award may be increased or decreased by 25% based upon an employee's performance.

ENTERPRISE APPRECIATION INCENTIVE PLAN

     In August 1995 the Company adopted, and in November 1995 the Bankruptcy Court approved, the Enterprise Appreciation Incentive Plan (the "Incentive Plan"). The Incentive Plan is intended to provide an incentive to those key executives whose management and individual performance will have a direct impact on increasing the long-term value of the Company. The Incentive Plan is also designed to encourage those executives to remain with the Company during the Chapter 11 reorganization and to provide competitive long-term compensation in the absence of a traditional equity-based plan. All members of the Company's senior management are eligible to be selected by the Board of Directors to participate in the Incentive Plan. No payments are expected to be paid under the Incentive Plan, other than Mr. Thorner's annual nonrefundable advances (see Employment Agreement with Peter Thorner below) because the Company anticipates that the Incentive Plan will be canceled and replaced by a different incentive plan under the presently proposed terms of the Company's filed plan of reorganization.

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

     Awards under the Incentive Plan would be paid promptly following June 23, 2000 in the form of 60% cash and the balance in cash, notes and stock as described thereunder. In no event will the total of all benefits payable under the Incentive Plan exceed the lesser of $20,000,000 or 13% (6% was for the Company's prior CEO, M. Cohen, and is not reallocable) of the total appreciation in the value of the Company during the five-year period. The extent of the participation by Mr. Thorner in the Incentive Plan is specified in his employment agreement (see Employment Agreement with Peter Thorner below). The maximum benefit of the other participants (exclusive of Mr. Thorner) in the Incentive Plan will not exceed the lesser of $6,153,846 or 4% of the total appreciation in the value of the Company during the five-year period. The interest of other members of senior management who are participating in the Incentive Plan will be designated by the Company's Chief Executive Officer, subject to approval by the Board of Directors, on the date of substantial consummation of the Company's plan of reorganization.

SEVERANCE PROGRAM

     In August 1995 the Company adopted, and in November 1995 the Bankruptcy Court approved, a severance program (the "Severance Program") that covers all officers, Vice President and above, and certain other employees of the Company, but not including Mr. Thorner who has a separate employment agreement (see Employment Agreement with Peter Thorner below). If the employment of any participant in the Severance Program is terminated other than for Cause (as defined), death, disability or by the employee, then salary is guaranteed, subject to mitigation by other employment, for up to eighteen months for the President, Executive Vice Presidents and Senior Vice Presidents and twelve months for Vice Presidents, and a lump-sum payment equal to six months of salary is paid to certain other employees. Certain participants would also receive a lump-sum payment equal to the amount of any incentive payment for the fiscal year in which the termination occurred (the "Severance Lump Sum").

     If the employment of any participant is terminated other than for Cause, death, disability or retirement, or is terminated under certain other circumstances, within one year following a change of control of the Company, the employee will receive a lump-sum payment. The payment is the Severance Lump Sum amount plus one and one-half times the annual salary in effect immediately prior to the change of control (the "Annual Salary") for the President and Senior Vice Presidents, one times the Annual Salary for Vice Presidents and one-half times the Annual Salary for certain other employees. For purposes of the Severance Program, a change of control includes but is not limited to the acquisition by any person of beneficial ownership of 50% or more of the Company's outstanding voting securities, or the failure of the individuals who constituted the Board of Directors in August 1995 to continue to constitute a majority of the Board unless the election of the new directors has been approved by the incumbent directors. Consummation of the Company's plan of reorganization will not constitute a change of control under the Severance Program.

STOCK OPTION PLAN FOR KEY EMPLOYEES

     There were no options granted to employees and no options were exercised by any of the Named Officers during 1997. The following table sets forth information regarding the fiscal year-end number and value of unexercised stock options held by the Named Officers.


              Aggregated Option Exercises in Last Fiscal Year
                   and Fiscal Year End Option Values


                                               Number of
                                              Securities         Value of
                                              Underlying        Unexercised
                                              Unexercised       In-The Money
                                              Options at         Options at
                                            Fiscal Year End  Fiscal Year End(1)
           Shares Acquired                 ----------------- ------------------
Name        on Exercise    Value Realized  Exercisable Unex. Exercisable  Unex.
-----      --------------- --------------  ---------  ------ -----------  -----
P. Thorner        0           $0            40,000    60,000    $0        $0
R.G. Lynn         0           $0               -         -       -         -
R.W. Benenati     0           $0               -         -       -         -
C.F. Moses, III   0           $0               -         -       -         -
D.L. Schmitt      0           $0               -         -       -         -
___________________


(1) Based on a fair market value of $.125, the closing price of the Company's Common Stock on January 30, 1998, the last trading day of 1997.

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

*Federal law limits the amount of compensation that may be taken into account in calendar year 1997 in calculating benefits under the Retirement Plan to $160,000 and limits the annual benefits that may be payable in calendar year 1997 to $125,000. These tax limits do not apply to benefits payable from the Supplemental Plan.

     Compensation recognized under the Retirement Plan is the participant's annualized rate of base salary. Compensation under the Supplemental Retirement Plan is the participant's base salary and bonus. The calculation of retirement benefits under both plans is generally based upon the participant's highest annual compensation averaged over three years. As of December 31, 1997, the years of credited service for the Retirement Plan for Messrs. Thorner, Lynn, Benenati, Moses, and Schmitt were 3, 1, 3, 3, and 3, respectively. As of December 31, 1997, the years of credited service for the Supplemental Plan for Messrs. Thorner, Lynn, Benenati, Moses, and Schmitt were 8, 1, 3, 3 and 3, respectively.

COMPENSATION OF DIRECTORS

     Each director who is not an employee of the Company receives an annual retainer of $30,000. Directors who are also employees of the Company do not receive any remuneration for serving as directors.



EMPLOYMENT AGREEMENT WITH PETER THORNER

     The Company has entered into a three-year employment agreement with Mr. Thorner, commencing as of October 26, 1995 and amended as of November 7, 1997. Effective December 24, 1996, concurrent with his then appointment as Chairman, President and Chief
Executive Officer, Mr. Thorner received a minimum annual base salary of $725,000 and an annual incentive award of 55% of his base salary. In
March 1998, the Board of Directors of the Company approved an increase in Mr. Thorner's annual base salary to $850,000 effective February 1, 1998.
While in Chapter 11, the annual incentive award is payable pursuant to the Corporate Bonus Plan. The annual incentive award could be increased to 110% of Mr. Thorner's base salary if certain maximum performance goals are met under the Corporate Bonus Plan. Under the employment agreement, one-quarter of the amount of any annual incentive bonus payable before the consummation of a Chapter 11 plan of reorganization would be deferred, with interest, until the earliest of the date of consummation of the plan or the date of termination of employment by the Company without Cause (as defined), by the officer for Good Reason (as defined) or on account of death or disability.

     In addition, the employment agreement provides for the payment by the Company of an equity incentive bonus (payable in cash, debt and equity securities) pursuant to the Incentive Plan determined by reference to the increase in value of the Company from the date of the bankruptcy filing to the fifth anniversary of the employment agreement, subject generally to vesting over five years. Under the employment agreement, Mr. Thorner is entitled to receive an annual nonrefundable advance of $150,000 towards his benefits under the Incentive Plan while he remains employed with the Company. Mr. Thorner's equity incentive bonus under the Incentive Plan would be at least $1,000,000 but would not exceed the lesser of $4,615,385 or 3% of the appreciation in value of the Company. No payments, other than the annual nonrefundable advances, are expected to be paid under the Incentive Plan because the Company anticipates that the Incentive Plan will be canceled and replaced by a different incentive plan under the presently proposed terms of the Company's filed plan of reorganization. The agreement also provides for certain retirement benefits, for reimbursement of certain legal, annual financial counseling and relocation expenses and participation in the Company's employee benefit plans. The employment agreement also provides that in the event of Mr. Thorner's termination of employment by the Company (including following a change in control of the Company) without Cause or Good Reason, Mr. Thorner would generally be entitled to all payments and benefits called for under the agreement for the remainder of its term.










ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Based on Schedule 13Ds and 13Gs filed with the Securities and Exchange Commission, the Company believes that no person owns beneficially more than 5% of the Company's outstanding Common Stock as of April 3, 1998.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 27, 1998 by (i) each of the Company's directors, (ii) the Named Officers and (iii) all directors and executive officers as a group.


Name of                    Amount and Nature of           Percent of
Beneficial Owner           Beneficial Ownership           Shares Outstanding
-----------------          --------------------           ------------------
Robert W. Benenati                  -                            -
Jack E. Bush                        -                            -
John A. Curry (1)                15,000                          *
John M. Friedman, Jr. (1)        10,000                          *
Robert G. Lynn                      -                            -
Cornelius F. Moses, III             -                            -
Patricia M. Pomerleau (1)        15,000                          *
Sheldon Rutstein (1)             15,000                          *
Willis G. Ryckman (1)             5,000                          *
David L. Schmitt                    -                            -
Peter Thorner (2)                79,689                          *
All directors and executive
officers as a group
(nineteen people) (3)           158,536                          1.4%
____________________

*      Less than 1% of the outstanding shares of Common Stock.

(1) The entire amount of the Company's Common Stock set forth are shares of Common Stock subject to options that are exercisable within 60 days of April 27, 1998.

(2) Includes 60,000 shares of Common Stock subject to options held by Mr. Thorner that are exercisable within 60 days of April 27, 1998.

(3) Includes a total of 138,140 shares of Common Stock subject to options held by the directors and executive officers that are exercisable within 60 days of April 27, 1998.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1998, the Company made a loan in the amount of $100,000 to Thomas N. Smith, Senior Vice President, Stores in connection with his relocation. This loan is interest-free and payable on or prior to January 30, 1999. Any bonus payments payable to Mr. Smith prior to January 30, 1999 shall be used to repay the loan in part.



                                  PART IV
                                  -------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          Reports of Independent Auditors.
          Consolidated statements of operations for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.
          Consolidated balance sheets as of January 31, 1998 and February 1,
          1997.
          Consolidated statements of cash flows for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.
          Consolidated statements of stockholders' equity (deficiency) for the years ended January 31, 1998, February 1, 1997 and February 3, 1996. Notes to Consolidated Financial Statements.

    2.    Financial Statement Schedules

          All financial statement schedules are omitted, as the required information is not applicable or is included in the consolidated financial statements or related notes.

    3.    Exhibits

          The exhibits required to be filed by item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

(b)       Reports on Form 8-K

          The following reports on Form 8-K were filed during the 13 weeks ended January 31, 1998:

          Date of Report      Date of Filing     Item Number     Description
          --------------      --------------     -----------     -----------

          November 24, 1997   November 26, 1997       5          Disclosure of
                                                                 new financing
                                                                 facility


          January 9, 1998     January 12, 1998        5          Reporting of
                                                                 third quarter
                                                                 results
                                                                 compared to
                                                                 plan












                              BRADLEES, INC.
                             AND SUBSIDIARIES


                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Braintree, Commonwealth of Massachusetts on April 29, 1998.


     BRADLEES, INC.


By:  /s/ PETER THORNER                      By:  /s/ CORNELIUS F. MOSES, III
     -----------------------------               ------------------------------
     Peter Thorner                               Cornelius F. Moses, III
     Chairmen and Chief                          Senior Vice President,
     Executive Officer                           Chief Financial Officer
     (Principal Executive Officer)               (Principal Financial and
                                                 Accounting Officer)

By:  /s/ ROBERT G. LYNN                     By:  /s/ RICK C. WELKER
     -----------------------------               -----------------------------
     Robert G. Lynn                              Rick C. Welker
     President and Director                      Vice President and Controller
     (Chief Operating Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the date indicated.



       Signature                  Title                   Date
----------------------      ----------------         --------------
/s/ JACK E. BUSH                Director             April 29, 1998
------------------
Jack E. Bush

/s/ JOHN A. CURRY               Director             April 29, 1998
------------------
John A. Curry

/s/ JOHN FRIEDMAN, JR.          Director             April 29, 1998
----------------------
John Friedman, Jr.

/s/ PATRICIA M. POMERLEAU       Director             April 29, 1998
-------------------------
Patricia M. Pomerleau

/s/ SHELDON RUTSTEIN            Director             April 29, 1998
--------------------
Sheldon Rutstein

/s/ WILLIS G. RYCKMAN           Director             April 29, 1998
---------------------
Willis G. Ryckman




                               INDEX TO EXHIBITS
                               -----------------

   Exhibit                                                       Sequentially
     No.      Description                                        Numbered Page
   -------    -----------                                        -------------


     3.1* Restated Articles of Organization of Bradlees, Inc., are incorporated by reference from Amendment No. 4 to the Company's Form S-1 Registration No. 33-47720, Part II, Item 16, Exhibit 3.1, as filed with the Securities and Exchange Commission on June 16, 1992.

     3.2* By-Laws of Bradlees, Inc., are incorporated by reference from the Company's Form S-4 Registration No. 33-60068, Part II, Item 21, Exhibit 3.2, as filed with the Securities and Exchange Commission on March 26, 1993.

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




                               INDEX TO EXHIBITS
                               -----------------

   Exhibit                                                       Sequentially
     No.      Description                                        Numbered Page
   -------    -----------                                        -------------


     10.2* First Amendment to Credit Agreement, dated as of April 26, 1993, among Bradlees, Inc., various lending institutions and Bankers Trust Company as Agent, is incorporated by reference from Amendment No. 2 to the Company's Form S-4, Registration No. 3-60068, Part II, Item 21, Exhibit 10.14, as filed with the Securities and Exchange Commission on May 21, 1993.

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


                               INDEX TO EXHIBITS
                               -----------------


    Exhibit                                                      Sequentially
      No.     Description                                        Numbered Page
    -------   -----------                                        -------------


     10.7* Stock Purchase Agreement among the Company, Bradlees Administrative Co., Inc., Stop & Shop and the
              Bradlees Holding Companies is incorporated by reference from Amendment No. 7 to the Company's
              Form S-1, Registration No. 33-47720, Part II,
              Item 16, Exhibit 10.2, as filed with the Securities and Exchange Commission on July 1, 1992.

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




                               INDEX TO EXHIBITS
                               -----------------


   Exhibit                                                       Sequentially
     No.      Description                                        Numbered Page
   -------    -----------                                        -------------


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

     10.16* Product Supply Agreement is incorporated by reference from Amendment No. 3 to the Company's Form S-1,
              Registration No. 33-47720, Part II, Item 16,
              Exhibit 10.12 as filed with the Securities and Exchange Commission on June 16, 1992.

     10.17* Trailer Option Agreement is incorporated by reference from Amendment No. 3 to the Company's
              Form S-1, Registration No. 33-47720, Part II, Item 16,
              Exhibit 10.13, as filed with the Securities and Exchange Commission on June 16, 1992.

     10.18* Letter Agreement, dated March 28, 1995, amending the Product Supply Agreement, Transitional Reimbursement Agreement and Management Information Reimbursement Agreement is incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 1997, Part IV, Item 14(a)(3),
              Exhibit 10.18, as filed with the Securities and Exchange Commission on May 2, 1997.

     10.19* Amendment No. 1, dated as of October 31, 1994, to Management Information Reimbursement Agreement is incorporated by reference from the Company's
              Form 10-K for the fiscal year ended February 1, 1997,
              Part IV, Item 14(a)(3), Exhibit 10.19, as filed with the Securities and Exchange Commission on May 2, 1997.

     10.20* Amendment No. 2, dated as of August 11, 1996, to Management Information Reimbursement Agreement is incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 1997, Part IV,
              Item 14(a)(3), Exhibit 10.20, as filed with the Securities and Exchange Commission on May 2, 1997.




                               INDEX TO EXHIBITS
                               -----------------


    Exhibit                                                      Sequentially
      No.     Description                                        Numbered Page
    -------   -----------                                        -------------


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

     10.23 Amendment to Amended and Restated Employment Agreement, dated as of November 7, 1997, between and among Bradlees, Inc., Bradlees Stores, Inc. and Peter Thorner.

     10.25* Bradlees, Inc. and Bradlees Stores, Inc. Enterprise Appreciation Incentive Plan Effective June 23, 1995 is incorporated by reference from the Company's Form 10-Q for the quarterly period ended October 28, 1995, Part II,
              Item 6, Exhibit 10.5, as filed with the Securities and Exchange Commission on December 12, 1995.

     10.26* Debtor-in-Possession Revolving Credit and Guaranty Agreement, dated as of June 23, 1995, between Chemical Bank, as Agent, and Bradlees Stores, Inc., a Debtor-in-Possession, with Bradlees Administrative Co., Inc. and the Subsidiaries of the Borrower as Guarantors, is incorporated by reference from the Company's Form 8-K dated July 26, 1995, Item 7,
              Exhibit 10.1, as filed with the Securities and Exchange Commission on July 27, 1995.

     10.27* First Amendment, dated as of June 30, 1995, to Debtor-in-Possession Revolving Credit and Guaranty Agreement, is incorporated by reference from the Company's Form 8-K dated July 26, 1995, Item 7,
              Exhibit 10.2, as filed with the Securities and Exchange Commission on July 27, 1995.



                               INDEX TO EXHIBITS
                               -----------------


   Exhibit                                                       Sequentially
     No.      Description                                        Numbered Page
   -------    -----------                                        -------------


     10.28* Second Amendment, dated as of August 9, 1995, to Debtor-in-Possession Revolving Credit and Guaranty Agreement, is incorporated by reference from the Company's Form 10-Q for the quarterly period ended August 12, 1995, Part II, Item 6, Exhibit 10.3, as filed with the Securities and Exchange Commission on September 26, 1995.

     10.29* Third Amendment, dated as of March 15, 1996, to Debtor-in-Possession Revolving Credit and Guaranty Agreement, dated as of June 23, 1995, between Chemical Bank, as Agent and Societe Generale, as Co-Agent, and Bradlees Stores, Inc., a Debtor-in-Possession, with Bradlees Administrative Co., Inc. and the Subsidiaries of the Borrower as Guarantors, is incorporated by reference from the Company's
              Form 8-K dated March 29, 1996, Item 7, Exhibit 10.4, as filed with the Securities and Exchange Commission on April 1, 1996.

     10.30* Fourth Amendment, dated as of September 13, 1996, to Debtor-in-Possession Revolving Credit and Guaranty Agreement, dated as of June 23, 1995, between The Chase Manhattan Bank, as Agent and Societe Generale, as Co-Agent, and Bradlees Stores, Inc., a Debtor-in-Possession, with Bradlees Administrative Co., Inc. and the Subsidiaries of the Borrower as Guarantors, is incorporated by reference from the Company's Form 10-Q for the quarterly period ended August 3, 1996, Part II,
              Item 6, Exhibit 10.5, as filed with the Securities and Exchange Commission on September 17, 1996.

     10.31* Fifth Amendment, dated as of January 13, 1997, to Debtor-in-Possession Revolving Credit and Guaranty Agreement, is incorporated by reference from the Company's Form 8-K dated January 28, 1997, Item 7,
              Exhibit 10.6, as filed with the Securities and Exchange Commission on January 29, 1997.

     10.32* Sixth Amendment, dated as of March 20, 1997, to Debtor-in-Possession Revolving Credit and Guaranty Agreement is incorporated by reference from the Company's Form 10-K, for the fiscal year ended February 1, 1997, Part IV,
              Item 14(a)(3), Exhibit 10.37, as filed with the Securities and Exchange Commission on May 2, 1997.




                               INDEX TO EXHIBITS
                               -----------------


   Exhibit                                                       Sequentially
     No.      Description                                        Numbered Page
   -------    -----------                                        -------------


     10.33* First Amendment, dated as of October 16, 1997, to Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 23, 1995 and Amended and Restated as of April 10, 1997, between The Chase Manhattan Bank, as Agent, and Bradlees Stores, Inc., as Debtor-in-Possession and the Subsidiaries of the Borrower as Guarantors, is incorporated by reference from the Company's Form 8-K dated November 24, 1997, Item 7, Exhibit 10, as filed with the Securities and Exchange Commission on November 26, 1997.

     10.34* Bradlees, Inc. and Bradlees Stores, Inc. Supplemental Executive Retirement Plan Effective December 1, 1995 is incorporated by reference from the Company's
              Form 10-K for the year ended February 3, 1996,
              Part IV, Item 14(a)(3), Exhibit 10.32, as filed with the Securities and Exchange Commission on May 3, 1996.

     10.35* Form of Senior Vice President Severance Agreement is incorporated by reference from the Company's Form 10-K for the year ended February 3, 1996, Part IV,
              Item 14(a)(3), Exhibit 10.33, as filed with the Securities and Exchange Commission on May 3, 1996.

     10.36* Form of Revised Senior Vice President Severance Agreement is incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 1997, Part IV,
              Item 14(a)(3), Exhibit 10.40, as filed with the Securities and Exchange Commission on May 2, 1997.

     10.37* Form of Revised Senior Vice President Severance Agreement is incorporated by reference from the Company's Form 10-Q for the quarterly period ended May 3, 1997, Part II,
              Item 6, Exhibit 10, as filed with the Securities and Exchange Commission on June 6, 1997.

     10.38* Form of President Severance Agreement is incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 1997, Part IV, Item 14(a)(3),
              Exhibit 10.41, as filed with the Securities and Exchange Commission on May 2, 1997.




                               INDEX TO EXHIBITS
                               -----------------


   Exhibit                                                       Sequentially
     No.      Description                                        Numbered Page
   ------     -----------                                        -------------


     10.39* Corporate Bonus Plan for Fiscal Year Ended January 31, 1998 and Subsequent Fiscal Years is incorporated by reference from the Company's Form 10-Q for the quarterly period ended August 2, 1997, Part II,
              Item 6, Exhibit 10, as filed with the Securities and Exchange Commission on September 16, 1997.

     10.40* Stipulation and Order, dated October 6, 1997, Among Bradlees Stores, Inc., Bradlees, Inc. and Their
              Affiliates and Mark A. Cohen Settling Claims Arising
              Under Employment Contract with Mark A. Cohen and Bar Order, are incorporated by reference from the Company's Form 10-Q for the quarterly period ended November 1, 1997,
              Part II, Item 6, Exhibit 10, as filed with the Securities and Exchange Commission on December 16, 1997.

     10.41* Revolving Credit and Guaranty Agreement, dated as of December 23, 1997, between BankBoston, N.A. as Administrative Agent and as Issuing Bank, and the borrower, Bradlees Stores, Inc., a Debtor-in-Possession, with Bradlees, Inc., Bradlees Administrative Co., Inc. and the Subsidiaries of the Borrower as Guarantors, is incorporated by reference from the Company's Form 8-K dated January 9, 1998, Item 7, Exhibit 10.1, as filed with the Securities and Exchange Commission on January 12, 1998.

     10.42* Form of Revolving Credit and Guaranty Agreement between BankBoston, N.A., as Administrative Agent and as Issuing Bank, and the reorganized Bradlees Stores, Inc. as contemplated in a plan of reorganization, is incorporated by reference from the Company's Form 8-K dated January 9, 1998, Item 7, Exhibit 10.1, as filed with the Securities and Exchange Commission on January 12, 1998.

     10.43 Consent to Modification of Commitment Letter, dated April 7, 1998, regarding Form of Revolving Credit and Guaranty Agreement between BankBoston, N.A., as Administrative Agent and as Issuing Bank, and the reorganized Bradlees Stores, Inc. as contemplated in a plan of reorganization.

        21* Subsidiaries of the Registrant is incorporated by reference from the Company's Form 10-K for the fiscal year ended January 28, 1995, Part IV, Item 14 (a)(3),
              Exhibit 21, as filed with the Securities and Exchange Commission on April 28, 1995.



                               INDEX TO EXHIBITS
                               -----------------


   Exhibit                                                       Sequentially
     No.      Description                                        Numbered Page
   -------    -----------                                        -------------


      23.1    Consent of Arthur Andersen LLP, Independent Auditors.

      23.2    Consent of Deloitte & Touche LLP, Independent Auditors.









  *Previously filed.





                              ARTHUR ANDERSEN LLP


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Board of Directors and Stockholders of Bradlees, Inc. Debtor-in-Possession:


     We have audited the accompanying consolidated balance sheet of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of January 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bradlees, Inc. and subsidiaries as of January 31, 1998, and the results of its operations and its cash flows for the fiscal year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the consolidated financial statements on June 23, 1995, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company has experienced operating losses in each of the three years ended January 31, 1998 and at January 31, 1998 had a substantial stockholders' deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon, among other things, (i) acceptance of a Plan of Reorganization by the Company's creditors with confirmation by the Bankruptcy Court, (ii) compliance with all debt covenants under the debtor-in-possession financing, (iii) the success of future operations, including returning to profitability and maintaining adequate post bankruptcy financing and liquidity and (iv) the resolution of the uncertainties of the reorganization case discussed in Note 3.
     Management's plans in regard to these matters are also discussed in Note 1 to the financial statements.

     The eventual outcome of these matters discussed in the previous paragraph is not presently determinable. The consolidated financial statements do not include any adjustments relating to the resolution of these uncertainties or the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



     New York, New York                       /s/ ARTHUR ANDERSEN LLP
     March 17, 1998                           -----------------------



                           INDEPENDENT AUDITORS' REPORT


     To the Board of Directors and Stockholders of Bradlees, Inc., Debtor-in-Possession:

     We have audited the accompanying consolidated balance sheets of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of February 1, 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended February 1, 1997 and February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bradlees, Inc. and subsidiaries at February 1, 1997 and the results of its operations and its cash flows for the years ended February 1, 1997 and February 3, 1996 in conformity with generally accepted accounting principles.

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



     Boston, Massachusetts                    /s/ DELOITTE & TOUCHE LLP
     March 20, 1997                           -------------------------
























                             BRADLEES, INC.
                            AND SUBSIDIARIES
                   (Operating as Debtor-in-Possession)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands except per share amounts)

                     52 Weeks ended 52 Weeks ended 53 Weeks ended
                          1/31/98        2/1/97         2/3/96
                        ----------    ----------     ----------
Total sales             $1,392,250    $1,619,444     $1,840,926
Leased sales                47,806        57,726         60,158
Net sales                1,344,444     1,561,718      1,780,768
Cost of goods sold         948,087     1,127,651      1,289,077
                         ----------    ----------     ----------
Gross margin               396,357       434,067        491,691
Leased department and
other operating income      12,151        13,734         15,130
                         ----------    ----------     ----------
                           408,508       447,801        506,821

Selling, store operating,
 administrative and
 distribution expenses     382,910       504,030        572,843
Depreciation and
 amortization expense       36,244        42,200         54,387
Gain on disposition of
 properties                 (5,425)       (1,739)          -
Interest and debt expense   16,584        11,495         27,176
Impairment of long-lived
 assets                        -          40,782         99,358
Reorganization items           752        69,792         65,003
                         ----------    ----------     ----------


Loss before income taxes   (22,557)     (218,759)      (311,946)
Income tax benefit            -             -          (104,533)
                         ----------    ----------     ----------

 Net loss                 ($22,557)    ($218,759)     ($207,413)
                          =========    ===========    ==========
Net loss per share
- basic and diluted         ($1.98)      ($19.17)       ($18.17)
                          =========    ===========    ==========

Weighted average shares
outstanding (in thousands)-
basic and diluted           11,365       11,412          11,416
                          =========    ===========    ==========


See accompanying Notes to Consolidated Financial Statements.


                           BRADLEES, INC.
                          AND SUBSIDIARIES
                 (Operating as Debtor-in-Possession)

                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                    January 31,1998  February 1,1997
Assets                              ---------------  ---------------
Current assets:
Unrestricted cash and cash equivalents    $10,949      $10,025
Restricted cash and cash equivalents       16,760        9,126
                                           ------       -------
Total cash and cash equivalents            27,709       19,151

Accounts receivable                        10,013        8,240
Inventories                               238,629      236,920
Prepaid expenses                            8,733        8,466
Assets held for sale                        7,754        8,419
                                         --------      -------
Total current assets                      292,838      281,196
                                         --------     --------
Property, plant and equipment, net        150,484      163,641
                                         --------     --------
Other assets:
Lease interests, net                      142,454      150,229
Assets held for sale                        4,000        5,250
Other, net                                  5,390        3,884
                                         --------     --------
Total other assets                        151,844      159,363
                                         --------     --------

Total assets                             $595,166     $604,200
                                         ========     ========

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable                         $124,361     $115,315
Accrued employee comp. & benefits          17,401       13,317
Self-insurance reserves                     6,564        7,086
Other accrued expenses                     13,115       32,607
Short-term debt                            84,208       42,500
Current portion of capital
 lease obligations                          1,038        1,722
                                          --------     --------
Total current liabilities                 246,687      212,547
                                          --------     --------
Obligations under capital leases           27,073       33,296
Deferred income taxes                       8,581        8,581
Self-insurance reserves                    13,328       14,386
Other long-term liabilities                23,342       27,642

Liabilities subject to settlement under
 the reorganization case                  562,105      571,041

Commitments and contingencies (Note 13)

Stockholders' equity (deficiency):
 Common stock - 11,312,154 shares outstanding
   (11,394,433 at 2/1/97)
 Par value                                   115           115
 Additional paid-in-capital              137,821       137,951
 Unearned compensation                      -             (167)
 Accumulated deficit                    (423,082)     (400,525)
 Treasury stock, at cost-155,575 shares
 (73,296 at 2/1/97)                         (804)         (667)
                                         --------     --------
Total stockholders' deficiency          (285,950)     (263,293)
                                         --------     --------

Total liabilities and
stockholders' deficiency                $595,166     $604,200
                                        ========     ========

 See accompanying Notes to Consolidated Financial Statements.


                             BRADLEES, INC.
                            AND SUBSIDIARIES
                    (Operating as Debtor-in-Possession)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)

                    52 Weeks ended   52 Weeks ended   53 Weeks ended
                    January 31, 1998 February 1, 1997 February 3, 1996
                    ---------------- ---------------- ----------------
Cash Flows From
Operating Act.:
Net loss                   $(22,557)    $(218,759)    $(207,413)
Adjustments to
reconcile net loss
to cash provided (used)
by operating activities:
Depr. and amortization       36,244        42,200        54,387
Impairment of
 long-lived assets              -          40,782        99,358
Amortization of
 deferred financing costs     3,750         2,154         1,475
Stock compensation              -              -            701
Deferred income taxes           -              -        (79,957)
Reorganization items            752        69,792        65,003
Gain on disp. of properties  (5,425)       (1,739)           -
Increase (decrease) in cash
 resulting from changes in:
 Accounts receivable         (1,773)        2,296        6,819
 Inventories                 (1,709)       44,293       16,848
 Prepaid expenses              (357)        1,542          372
 Refundable income taxes         -         24,576      (24,576)
 Accounts payable             9,046       (32,319)      96,431
 Accrued expenses            (6,185)          580        3,401
 Other, net                  (4,547)       (1,664)      (1,359)
                             -------      -------       -------
 Net cash provided (used)
 by operating activities
 before reorg. items          7,239       (26,266)      31,490
                             -------      -------       -------

Operating cash flows from
 reorganization items:
Interest income received        420         1,445        2,965
Bankruptcy-related
 professional fees paid      (9,626)      (10,756)      (2,250)
Other reorg. expenses
 paid, net                   (7,157)      (17,572)      (3,084)
                             -------      -------       -------
Net cash used by
reorganization items        (16,363)      (26,883)      (2,369)
                             -------      -------       -------
Net cash (used) provided
 by operating activities     (9,124)      (53,149)      29,121
                             -------      -------       -------


Cash Flows from
 Investing Activities:
Capital expend., net        (19,568)      (27,527)     (37,029)
Increase in restricted
 cash and cash equivalents   (7,634)       (7,932)      (1,194)
                             -------      -------       -------
Net cash used in
 investing activities       (27,202)      (35,459)     (38,223)
                             -------      -------       -------

Cash Flows From
 Financing Activities:
Principal payments
 on long-term debt           (1,657)      (2,707)       (5,794)
Payments of liabilities
 subject to settlement       (6,467)      (5,327)      (11,764)
Proceeds from
 sales of assets              7,967        1,739            -
Borrowings under
 pre-petition revolving
 loan facility                  -            -          72,500
Borrowings under
 financing obligation           -            -          12,801
Borrowings under
 DIP facilities              41,708       42,500            -
Deferred financing costs     (4,301)        (584)       (4,047)
Other common stock
 activity, net                  _            -             (18)
Dividends paid                  _            _           1,712
                             ------       ------        ------
Net cash provided
by financing activities      37,250       35,621       601,966
                             ------       ------       -------

Net incr.(decr.) in
unrestricted cash and
 cash equivalents               924      (52,987)       52,864
Unrestricted cash
and cash equivalents:
Beginning of period          10,025       63,012        10,148
                            -------       ------        ------
End of period               $10,949      $10,025       $63,012
                            =======      =======       =======

Supplemental disclosure
of cash flow information:
Cash paid for interest      $12,807       $9,991       $16,382
Cash received for
 income taxes                  $109      $25,046        $2,869
Supplemental schedule of
 noncash (investing  and
 financial) activities:
Capital lease
 obligations incurred       $    -        $   -         $8,398


See accompanying Notes to Consolidated Financial Statements.



                             BRADLEES, INC.
                            AND SUBSIDIARIES
                   (Operating as Debtor-In-Possession)

              (Dollars in thousands except per share amounts)
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                 Retained
                                                 Earnings           Stockhold.
         Com Stock            Add'l     Unearned  (Accum   Treasury  Equity
           Shares     Amt   Pd-in-Cap.  Comp     Deficit)  Stk      (Defic.)
         ---------    ---   ----------  -------- --------  -------- ---------
Balance at
1/28/95  11,385,254  $113   $138,077   $(1,697)   $27,359  $(420)  $163,432

Restricted
st.- grant   25,000     1        232      (232)        -       -          1

Restricted
st.-reval.       -      -       (628)      628         -       -          -

Restricted
st.-forfeit.(13,139)    -          -        79         -     (79)         -

Restricted
st.-amort.       -      -          -       429         -       -        429

Def. salary
option grant 27,000     1        270         -         -       -        271

Other treas.
st. act.,net (7,459)    -          -         -         -     (18)       (18)

Net loss         -      -          -         -   (207,413)     -   (207,413)

Dividends
($0.15/share)    -      -          -         -     (1,712)     -     (1,712)
               -----------------------------------------------------------------
Balance at
2/3/96   11,416,656    115    137,951     (793)  (181,766)   (517)  (45,010)

Restricted
st.-forfeit.(22,223)     -          -      150         -     (150)        -

Restricted
st.-amort.       -       -          -      476         -       -        476

Net loss         -       -          -        -   (218,759)     -   (218,759)
         --------------------------------------------------------------------
Balance at
2/1/97   11,394,433    115    137,951     (167)  (400,525)   (667) (263,293)

Restricted
st.-forfeit.(82,279)     -       (130)     137          -    (137)     (130)

Restricted
st.-amort.        -      -          -       30          -       -        30

Net loss          -      -          -        -     (22,557)     -   (22,557)
         --------------------------------------------------------------------
Balance at
1/31/98  11,312,154   $115   $137,821        -   $(423,082) $(804)$(285,950)
         ====================================================================

See accompanying Notes to Consolidated Financial Statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bradlees, Inc. and Subsidiaries
(Operating as Debtor-In-Possession)


1.   BASIS OF PRESENTATION
     ---------------------

     Bradlees, Inc. and its subsidiaries, including Bradlees Stores, Inc. (collectively "Bradlees" or the "Company") is a discount department store retailer operating in the Northeast United States. The Company's consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the
Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 23, 1995 (the "Filing"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

     Bradlees acquired the Bradlees Business from The Stop & Shop Companies, Inc. ("Stop & Shop") with the proceeds from a July 10, 1992 initial public offering of 11,018,625 shares of its common stock ("the Acquisition").
The Bradlees Business was comprised of Bradlees New England Holdings, Inc., Bradlees New York Holdings, Inc. and Stop & Shop Holdings, Inc. ("Holdings") and Holdings' wholly-owned subsidiary, Bradlees New Jersey, Inc. and each of their subsidiaries. Certain real estate subsidiaries of the Bradlees Business were retained by Stop & Shop and the properties owned by these subsidiaries were leased to Bradlees. The Acquisition was accounted for using the purchase method of accounting.

     The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to maintain compliance with debt covenants under the New Financing Facility (Note 6), achievement of profitable operations, and the resolution of the uncertainties of the reorganization case discussed in Note 3.
A confirmed plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a confirmed plan of reorganization. The Company incurred significant operating losses in 1996 and 1995.

     The Company made the following key modifications to its business strategy during fiscal 1997 to enhance profitability and improve customer service: (a) reintroduced lower opening price points in a comprehensive variety of merchandise categories to enhance value and increase customer traffic; (b) reduced costly promotional events and thereby eliminated or reduced the likelihood of substandard profit margins; (c) reintroduced certain basic convenience and commodity products that are typical of assortments carried by discount retailers; (d) reinstituted a layaway program, while controlling promotions of the Bradlees' credit card, and installed new in-store directional and departmental signage; (e) revised the Company's markdown policy based on product rate of sale; (f) modified weekly ad circulars to achieve more item-intensive and price-point oriented ad offerings; (g) introduced both a "Certified Value" program that highlights certain key recognizable items at competitive everyday prices and a "Wow!" program which integrates targeted and unadvertised opportunistic purchases; and (h) significantly reduced overhead while improving operating efficiencies.

     The Company continues to focus on three key merchandise categories: moderately priced family apparel, home furnishings and conventional consumable hardlines products. Bradlees is committed to quality and fashion, especially in apparel and home furnishings, and to improving customer service, to differentiate itself from its competition. The Company believes that it can strategically leverage its strength in the quality and fashion content of its apparel and decorative home product offerings while driving traffic with selected hardlines merchandise.

     The Company closed one store in April, 1997 and, in December, 1997, announced the planned closing of six additional underperforming stores by February, 1998, including one owned store that was being closed as a result of the sale of the property in January, 1998 (for which a gain of $5.4 million was recorded). The Company closed 27 stores in 1996.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Principles of consolidation
     ---------------------------
     The consolidated financial statements include the accounts of all subsidiaries and the accounts of the special purpose entity ("SPE") with which the Company had a financing arrangement for new store sites (Note 8). All intercompany transactions have been eliminated in consolidation.

     The Company's fiscal year ends on the Saturday nearest to January 31. The term "1997" refers to the 52 weeks ended January 31, 1998; "1996" refers to the 52 weeks ended February 1, 1997; and "1995" refers to the 53 weeks ended February 3, 1996.

     Fair Value of Financial Instruments
     -----------------------------------
     Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments" requires disclosures of estimated fair values of financial instruments both reflected and not reflected in the accompanying financial statements. The estimated fair values of the Company's cash and cash equivalents, accounts receivable, borrowings under the DIP facilities and accounts payable (post-petition) approximate the carrying amounts at January 31, 1998 and February 1, 1997 due to their short maturities or variable-rate nature of the borrowings. The fair value of the Company's liabilities subject to settlement are not presently determinable as a result of the Chapter 11 proceedings. The fair values of the 2002 Notes and 2003 Notes (Note 6) were not obtainable at January 31, 1998 and February 1, 1997. Face values of the 2002 Notes and 2003 Notes were $125,000 and $100,000, respectively, at January 31, 1998 and February 1, 1997.

     Geographical concentration
     --------------------------
     As of January 31, 1998, the Company operated 109 discount department stores in seven states in the Northeast, primarily in the heavily populated corridor running from Boston to Philadelphia. A significant change in economic or competitive conditions within this area could have a material impact on the Company's operations. The Company closed six additional stores in February, 1998.

     Use of  estimates
     -----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The primary estimates underlying the Company's financial statements include the value of assets held for sale, the estimated useful lives of fixed assets and lease interests, the estimates used in SFAS No. 121 calculations (Note 4), accruals for self-insured workers compensation and general liability (Note 14), vacation pay reserves (Note 14), provisions for rejected leases and restructuring costs associated with closing stores (Note 7), and the classification of liabilities subject to settlement (Note 3).

     Collective bargaining arrangements
     ----------------------------------
     Approximately 73% of the Company's labor force is covered by collective bargaining agreements, of which collective bargaining agreements affecting approximately 54% of the labor force will expire within one year and are expected to be renegotiated.

     Cash and cash equivalents
     -------------------------
     Highly liquid investments with original maturities of 3 months or less when purchased are classified as cash and cash equivalents. Restricted cash and cash equivalents at January 31, 1998 were comprised of the following, along with earned interest of $.5 million: (a) $6.0 million of the $24.5 million federal income tax refund received in April, 1996, held in escrow pending further order of the Bankruptcy Court; (b) $1.1 million of forfeited deposits, net of property carrying costs, received in 1996 on a planned sale of an owned undeveloped property that was not consummated (pursuant to the Bankruptcy Court order permitting the sale of the property, all proceeds associated with the sale of the property must be maintained in a segregated escrow account pending further order of the Bankruptcy Court);
(c) $8.0 million from the sale of a closed store in 1997; and (d) other funds ($1.2 million) restricted for security deposits for utility expenses incurred after the Filing.

     Inventories
     -----------
     Substantially all inventories are valued at the lower of cost
(which includes certain warehousing costs) or market, using the last-in, first-out ("LIFO") retail method. No LIFO charge has been recorded by the Company as there has been no excess of current cost over LIFO cost since the Acquisition.

     Assets held for sale
     --------------------
     Assets held for sale are stated at the lower of net book value or estimated net realizable value and have been classified as current or noncurrent based upon the anticipated time to sell the asset.

     Property, plant and equipment
     -----------------------------
     Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. The costs of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal, with the resulting gain or loss included in earnings. Depreciation and amortization are recorded based upon the estimated useful lives under the straight-line method. Leasehold improvements and assets recorded under capital leases are amortized over the lives of the respective leases (including extensions) or the lives of the improvements, whichever is shorter.

     Buildings                             30 years
     Fixtures, machinery and equipment     3 to 10 years
     Leasehold improvements                10 to 20 years
                                           or the term of the lease, if shorter

     Lease interests
     ---------------
     Lease interests represent the lease rights acquired at the Acquisition (Note 1) and are amortized on the straight-line method over the remaining lives of the leases (including option periods) or 40 years, if shorter. Accumulated amortization was $34.8 million at January 31, 1998 and $27.7 million at February 1, 1997. During 1996, accumulated amortization of $3.3 million was eliminated in accordance with SFAS No. 121 (Note 4).

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

     Self-insurance reserves
     -----------------------
     The Company is primarily self-insured for workers'compensation and general liability costs. The self-insurance reserves are actuarially determined using discount rates of 6.00% at January 31, 1998 and February 1, 1997. Self-insurance reserves have been classified as current and noncurrent in accordance with the estimated timing of the projected payments.

     Deferred financing costs
     ------------------------
     Deferred financing costs (related to the DIP facilities) are amortized over the lives of the related financings. Accumulated amortization was $.1 million at January 31, 1998 and $2.9 million at February 1,
1997. The Company wrote off $1.1 million of unamortized deferred financing costs in 1997 relating to the prior DIP Facility (Note 6) that was replaced in December, 1997. Net deferred financing costs as of the filing date of $3.4 million, $2.0 million, and $2.7 million for the pre-petition revolver, 2002 Notes and 2003 Notes, respectively, were netted against the related outstanding debt subject to settlement during 1995 (Note 3).

     Store opening and closing costs
     -------------------------------
     Pre-opening costs are expensed prior to or when a store opens or, in the case of a remodel, reopens. Store closing costs are provided for when the decision is made to close such stores.

     Stock compensation
     ------------------
     The Company accounts for stock-based employee compensation costs using the intrinsic value method.

     Income taxes
     ------------
     The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, net of valuation allowances, are provided to recognize the effect of temporary differences between financial reporting and income tax reporting of assets and liabilities.

     Net loss per share
     ------------------
     Net loss per share is computed using the weighted average number of common shares outstanding, plus the common stock equivalents related to stock options if not anti-dilutive, in accordance with the provisions of the SFAS No.128 "Earnings Per Share", which was adopted in 1997. The weighted average number of shares (in thousands) used in the calculation for both basic and diluted net loss per share in 1997, 1996 and 1995 was 11,365, 11,412 and 11,416 shares respectively. Diluted earnings per share equals basic earning per share as the dilutive calculations would have an antidilutive impact as a result of the net loss incurred in each of the years.

     Reclassifications
     -----------------
     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

     New accounting pronouncements
     -----------------------------
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company beginning with the fiscal year ending January 30, 1999 ("1998"). SFAS No. 130 will require that total comprehensive income (the change in equity from transactions and other events except those resulting from investment by owners) be reported in the financial statements. The Company does not expect SFAS No. 130 to have any material impact on the Company's financial statements.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective beginning with 1998. SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company does not expect SFAS No. 131 to have a material effect on its financial statement disclosures.

     In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", which is effective beginning with 1998 and which will affect the Company's pension and post-retirement plan disclosures in 1998. SFAS No. 132 requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company is still reviewing the effect that SFAS No.132 will have on its 1998 disclosures.


3.   REORGANIZATION CASE
     -------------------

     During the early 1990's, Bradlees' business strategy relied heavily on opening new stores, remodeling existing locations and competing on the basis of price. From 1992 to January, 1995, Bradlees opened 15 new stores
(10 in 1994) and remodeled 41 stores at a total capital cost of $182 million. The new stores were generally larger stores with rents that substantially exceeded the chain average rent per square foot. Some of the new stores were also multilevel facilities which further increased their operating costs when compared with other prototypical Bradlees stores. The store expansion and remodeling program marginally increased sales while gross margins declined and operating expenses increased. Bradlees' declining operating performance, coupled with the agressive expansion program, began to erode the Company's liquidity. The Company's liquidity further eroded in May and June, 1995, because or the unwillingness of factors and vendors to continue to extend trade credit. Bradlees, unable to obtain sufficient financing to satisfy factor and vendor concerns, was compelled to seek Bankruptcy Court protecton on June 23, 1995.

     In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to settlement under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. Except for payments of $2.1 million made in 1997 to settle certain reclamation claims, the ultimate amount and settlement terms for pre-petition liabilities are subject to a confirmed plan of reorganization, and accordingly, are not presently determinable. The Company currently retains the exclusive right to file a plan of reorganization until August 3, 1998 and to solicit acceptance of a plan of reorganization until October 5, 1998, each subject to possible extension as approved by the Bankruptcy Court. The Company filed its plan of reorganization and related disclosure statement with the Bankruptcy Court on April 13, 1998 and, subject to confirmation of the plan of reorganization, currently anticipates emergence from Chapter 11 in August, 1998. A hearing to approve the disclosure statement has been scheduled for May 27, 1998 with the Bankruptcy Court.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $48.1 million has been recorded as of January 31, 1998 for rejected leases. This liability may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. Although the Company does not currently anticipate the rejection of additional leases, the Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from any additional leases which may be rejected at a future date. The Company believes that it recorded its best estimate of the liability for rejected leases based on information available.

     The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below. Deferred financing costs as of the Filing date of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Revolver") and subordinated debt (the "2002 and 2003 Notes") have been netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $10 million of adequate protection payments reduced the Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court in 1995. Also, payments of approximately $1.1 and $.8 million were made to IBM Credit Corporation ("IBM") and Comdisco, Inc. ("Comdisco"), respectively, in 1996 for settlement of certain equipment capital lease obligations (Note 6). All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.


                                                         (000's)
Liabilities Subject to Settlement           ------------------------------
 Under the Reorganization Case              Jan. 31, 1998     Feb. 1, 1997
---------------------------------           -------------     ------------
Accounts payable                                 $165,324         $167,098
Accrued expenses                                   27,996           27,932
Revolver                                           71,105           75,005
2002 Notes                                        122,274          122,274
2003 Notes                                         97,957           97,957
SPE financing obligation (Note 8)                  17,951           17,951
Obligations under capital leases                   11,407           11,887
Liability for rejected leases                      48,091           50,937
                                                 --------          -------
                                                 $562,105         $571,041
                                                 ========         ========



4.   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121
     ---------------------------------------------------

     In the fourth quarter of 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " and recorded a charge of approximately $99.4 million to reflect the impairment of certain long-lived assets. In the fourth quarter of 1996, the Company recorded an additional charge of approximately $40.8 million in accordance with SFAS No. 121 based on revisions to cash flow assumptions and as a result of the significant operating loss incurred in 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviewed its long-lived assets for recoverability in both years primarily as a result of the significant operating losses incurred. Because of these prior-year charges and the closings of unprofitable stores, and because the Company met its operating earnings plan in 1997, there was no such SFAS No. 121 charge in 1997.

     In applying SFAS No. 121 in 1996 and 1995, the Company compared anticipated cash flows over the remaining lease term, including anticipated renewal periods, from each store (excluding closing stores) with the corresponding carrying amount of identified long-lived assets and recorded a reduction in carrying value where such cash flows were not sufficient to recover the related assets over the term of the lease.

     The fair value of these impaired long-lived assets was determined primarily using the Company's current estimate of the associated future cash flows over the base lease term, including anticipated renewal periods and consideration of the fair market value of the assets at the end of the lease term. The stream of future cash flows by store were discounted at a 20% rate, which the Company believed to be commensurate with the risks involved. There were significant assumptions, primarily future cash flows, inherent in the SFAS No. 121 calculations, particularly given the Company's prior-year operating losses and evolving merchandising strategy.

     The assumptions utilized in 1996 and 1995 were subject to significant business, economic and competitive uncertainties. The charges in 1996 and 1995 were comprised of the following long-lived asset impairments (in 000's):

                                                  1996        1995
                                                  ----        ----
     Property excluding capital leases, net     $10,548     $43,632
     Property under capital leases, net           3,363      21,688
     Lease interest and lease
       acquisition costs, net                    26,871      34,038
                                                 ------      ------
     Total long-lived asset impairments         $40,782     $99,358
                                                =======     =======


5.   PROPERTY, PLANT, AND EQUIPMENT, NET
     ----------------------------------

                                                         (000's)
                                              ------------------------------
                                              Jan. 1, 1998      Feb. 1, 1997
                                              ------------      ------------
Property excluding capital leases:
     Buildings and improvements                    $96,678           $96,978
     Equipment and fixtures                        123,603           109,486
     Land                                                -             3,731
                                                   -------           -------
        Subtotal                                   220,281           210,195
     Accumulated depreciation                      (88,756)          (70,949)
                                                   --------          --------
        Property excluding capital leases, net     131,525           139,246
                                                   -------           -------

Property under capital leases:
     Buildings and improvements                     22,682            28,218
     Equipment and fixtures                          8,395             8,395
                                                    ------            ------
        Subtotal                                    31,077            36,613
     Accumulated amortization                      (12,118)          (12,218)
                                                   --------          --------
        Property under capital leases, net          18,959            24,395
                                                   --------          --------
Total property, plant and equipment, net          $150,484          $163,641
                                                  =========         ========

6.   DEBT
     ----
                                                           (000's)
                                              -------------------------------
                                              Jan. 31, 1998      Feb. 1, 1998
                                              -------------      ------------
DIP facilities (8.5%-1997, 8.5%-1996)               $84,208           $42,500
Prepetition Revolver (10.25%-1997, 10.0%-1996)       71,105            75,005
Prepetition 2002 Notes (11%)                        122,274           122,274
Prepetition 2003 Notes (9.25%)                       97,957            97,957
SPE financing obligation (7.75%)  (Note 8)           17,951            17,951
Obligations under capital leases (Note 8)            39,518            46,905
                                                     ------            ------
Total debt                                          433,013           402,592

Less:     Short-term debt (DIP facilities)           84,208            42,500
          Current portion-capital leases              1,038             1,722

Less:     Debt subject to settlement (Note 3):
          Prepetition Revolver                       71,105            75,005
          Prepetition 2002 Notes                    122,274           122,274
          Prepetition 2003 Notes                     97,957            97,957
          SPE financing obligation                   17,951            17,951
          Obligations under capital leases           11,407            11,887
                                                     ------            ------
Long-term debt obligations under capital leases     $27,073           $33,296
                                                    =======           =======



     As a result of the Filing, substantially all debt (exclusive of the DIP facilities) outstanding at January 31, 1998 and February 1, 1997 was classified as liabilities subject to settlement (Note 3). No principal or interest payments are made on any pre-petition debt (excluding certain capital leases) without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. During 1995, the Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group. The adequate protection payments, a cash settlement, and deferred financing costs have been netted against the related outstanding debt amounts (Note 3).

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

     Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code; if, however, the debt is collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable. Other than those noted above, no other determinations have yet been made regarding the value of the property interests which collateralize various debts. Although interest may be paid pursuant to an order of the Bankruptcy Court, it is uncertain whether any post-petition interest will be payable or paid. The Company believes at this time that it is unlikely that such interest will be paid. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $31.1 and $31.3 million for 1997 and 1996, respectively.

     New Financing Facility
     ----------------------
     The Company obtained a new $250 million financing facility (of which $125 million is available for issuance of letters of credit) in December, 1997 with BankBoston Retail Finance, Inc. ("BBNA") as agent (the "New Facility"), under which the Company is allowed to borrow for general corporate purposes, working capital and inventory purchases. The New Facility consists of
(a) an up to eighteen month debtor-in-possession revolving credit facility in the maximum principal amount of $250 million (the "New DIP"-see below) and, subject to meeting certain conditions, (b) an up to three year post-confirmation revolving credit facility in the maximum principal amount of $250 million (the "Exit Facility"-see below). The commitment period for the combined facility cannot exceed four years.

     The New DIP replaced a $200 million Debtor-in-Possession Revolving Credit and Guaranty Agreement with Thr Chase Manhattan Bank, as agent
(the "Prior DIP Facility"). There were outstanding direct borrowings of $84.2 million under the New DIP as of January 31, 1998. Trade and stand by letters of credit outstanding under the DIP facilities were $7.1 and $26.8 million, respectively, at January 31, 1998 and $9.2 million and $26.9, respectively, as of February 1, 1997. The weighted average borrowings under the DIP facilities in 1997 were $87.2 million. The weighted average interest rate under the DIP facilities in 1997 was 7.54%.

     The New DIP has an advance rate of 60% of the Loan Value of Eligible Receivables (as defined), plus 72% of the Loan Value of Eligible Inventory (as defined). Between March 1 and December 15, the Company can borrow an overadvance amount on the Loan Value of Eligible Inventory of 5%
(the "Overadvance Amount"), subject to a $20 million limitation. At the Company's option, the Company may borrow under the New DIP at the Alternate Base Rate (as defined) in effect from time to time (the "Base Rate Applicable Margin") or the adjusted Eurodollar rate plus 2.25%
(the "Eurodollar Applicable Margin") for interest periods of one, two, or three months. The Base Rate Applicable Margin and Eurodollar Applicable Margin will be subject to an additional 0.50% during any fiscal month that the Company has Overadvance Amounts.

     There are no compensating balance requirements under the New DIP but the Company is required to pay an annual commitment fee of 0.30% of the unused portion of the New DIP. The New DIP contains restrictive covenants including, among other things, limitations of the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA"), and minimum accounts payable to inventory ratios. The lenders under the New DIP have a "super-priority claim" against the estate of the Company. As of January 31, 1998, the Company was in compliance with the New DIP covenants. The New DIP expires on the earlier of June 30, 1999 or the effective date of any plan of reorganization that is confirmed by the Bankruptcy Court.

     In the fourth quarter of 1997, the Company incurred a charge of approximately $1.1 million for the write-off of the Prior DIP Facility's unamortized deferred financing costs and paid approximately $2.3 million for financing fees associated with the New DIP.

     The Exit Facility has an advance rate equal to 60% of the Loan Value of Eligible Receivables, plus the lower of (i) 72% of the Loan Value of Eligible Inventory or (ii) 80% of the ratio of the annual appraised liquidation value to the Loan Value (as defined) of the inventory (the "Loan to Value Ratio"). Between March 1 and December 15, the Company can borrow an overadvance amount on the Loan Value of Eligible Inventory of 5%, provided the Loan to Value Ratio does not exceed 85%. At the Company's option, the Company may borrow under the Exit Facility at the Base Rate Applicable Margin or the Eurodollar Applicable Margin for interest periods of one, two, or three months. The Base Rate Applicable Margin and Eurodollar Applicable Margin will be subject to an additional 0.50% during any fiscal month that the Company has Overadvance Amounts.

     The Exit Facility is subject to certain conditions being satisfied, including (i) an all equity plan of reorganization; (ii) minimum EBITDA performance; and (iii) minimum borrowing availability on the effective date of the plan of reorganization. The Company obtained a modification to the commitment letter dated April 7, 1998, from BBNA, as agent, that modifies their commitment so that the plan of reorganization filed by the Company on April 13, 1998, although not an all equity plan, satisfies the conditions for the Exit Facility. The Exit Facility will be secured by all of the assets of the Company, except interests in real property.

     The Exit Facility contains financial covenants including (i) minimum EBITDA, (ii) minimum accounts payable to inventory, (iii) maximum capital expenditures and (iv) minimum operating cash flow to interest expense
(for the fiscal quarters ending on or about January 31, 2000, and thereafter).

     Prepetition Revolver  Prior to the Filing, the Company had a $150 million
     --------------------
revolving loan facility ("Revolver"), including outstanding commercial and standby letters of credit. The Revolver had a maturity date of July 31, 1997, and had a variable interest rate based on, among others factors, the Company's elected borrowing period and amount. The weighted average interest rate approximated 10.0% in 1997 and 1996 and 8.1% in 1995. No interest has been paid or accrued on the Revolver since the Filing.

     Prepetition 2002 Notes and 2003 Notes
     -------------------------------------
     The 2002 Notes and 2003 Notes are pari passu to each other and subordinated to the Company's senior indebtedness. Beginning on August 1, 1997, the 2002 Notes were to be redeemable, in whole or in part, at the Company's option, at 104%, decreasing annually to par on August 1, 2000. Beginning on March 1, 2000, the 2003 Notes were to be redeemable, in whole or in part, at the Company's option, at par plus accrued interest. Interest on the 2002 Notes and 2003 Notes, due semiannually, has not been paid or accrued since the Filing.

7.   REORGANIZATION ITEMS
     --------------------

     The Company provided for or incurred the following expense and income items in 1997, 1996 and 1995 directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations (in 000's):


                                          1997         1996         1995
                                          ----         ----         ----

Professional fees                       $10,000      $10,000       $9,200
Interest income                            (420)      (1,445)      (3,078)
Provision for rejected leases            (2,846)      32,756       18,971
Net asset/liability write-offs           (3,408)       4,034       21,548
Gain on disposition of properties        (1,153)      (1,697)           -
Provision for inventory impairment            -       (1,000)       7,100
Provision for occupancy and other
store closing costs                       1,112        4,102        3.059
Employee severance and termination
benefits                                 (2,813)      23,042            -
Provision for MIS retention bonuses         280            -            -
Chapter 11 customer discounts                 -            -        2,960
Provision for retention bonuses               -            -        5,243
                                         ------      -------      -------
   Total reorganization items              $752      $69,792      $65,003
                                         ======      =======      =======


     Professional fees and interest income:
     -------------------------------------
     Professional fees represent estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which are required to be paid by the Company while in Chapter 11). Interest income represents interest earned on cash invested during the Chapter 11 proceeding.

     Provision for rejected leases and net asset/liabilitywrite-offs:
     ----------------------------------------------------------------
     Under the Bankruptcy Code, the Company may elect to reject real estate leases, subject to Bankruptcy Court approval. The Company recorded provisions of approximately $32.8 and $19.0 million in 1996 and 1995, respectively, for rejected leases and anticipated claims for certain closed and closing store leases that were expected to be rejected. In 1997, the Company reversed a rejected lease provision of $5.2 million that had been recorded in 1996 for a store that was subsequently sold in 1997 with no rejection liability.
In addition, the Company recorded a provision of approximately $2.4 million in 1997 for four of the six stores closed in February, 1998 whose leases were rejected by the Company.

     In connection with the store closings and lease rejections, the Company wrote off certain net assets (net liability in 1997), primarily for leasehold improvements, net capital leases and lease interests. The credit of $3.4 million in 1997 resulted from the write-off of closed stores' capital lease obligations that exceeded the carrying value of the closed stores' assets. Net asset write-offs also include adjustments to lower the carrying values of certain properties held for sale to their current net realizable values. The rejected lease liability may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from such claims and actions or from additional leases which may be rejected at a future date.

     Gain on disposition of properties:
     ----------------------------------
     The Company sold certain closed store leases in 1997 and 1996 and the related gains were classified as reorganization items since the sales were directly related to the Chapter 11 proceedings and the associated net asset write-offs were previously included in reorganization items.

     Inventory impairment and store closing costs:
     ---------------------------------------------
     In December, 1997, the Company approved a restructuring plan to close
6 stores by February, 1998. One of the 6 stores was owned and closed as a result of the sale of the property in January, 1998. In connection with the plan to close the 6 stores, the Company rejected certain leases and wrote off net assets (See "Provision for rejected leases and net asset/liability write-offs"). In addition, the Company established provisions in 1997 for the associated closing costs and for an inventory impairment for the 6 stores of $2.9 million that was charged to cost of sales. The provision for inventory impairment represented the incremental markdowns required to liquidate the inventory at the closed stores. Such costs are recorded in accordance with the retail inventory method.

     In January, 1996, the Company approved a restructuring plan to close 13 stores in the first half of 1996. In connection with this plan, the Company also rejected certain leases and wrote off net assets. In addition, the Company established provisions in 1995 for inventory impairment and other closing costs associated with closing the 13 stores. The provision for inventory impairment was reduced by $1 million at the conclusion of the going-out-of-business sales in 1996 when actual results became available. The $1 million reduction was recorded as a credit to reorganization items since the original provision was recorded as a reorganization item in 1995 prior to a Securities and Exchange Commission staff announcement in which the stated that inventory markdowns attributable to a restructuring or exit plan should be classified in the income statement as a component of cost of sales.

     In July, 1996, the Company approved a restructuring plan to close 14 additional stores in October, 1996. In connection with this plan, the Company also rejected certain leases and wrote off net assets. In addition, the Company established provisions for inventory impairment and other closing costs associated with closing the 14 stores. An inventory impairment charge of $6.7 million for 15 stores (including the one store to be closed in April, 1997) was charged to cost of sales in 1996.

     Other store closing costs represent incremental asset protection, occupancy and various closing costs associated with the decision to close the stores. Other store closing costs paid in 1997 totaled approximately
$3.5 million.

     Employee severance and termination benefits:
     --------------------------------------------
     The credit to employee severance and termination benefits of $2.8 million in 1997 resulted from the reversal of certain severance reserves totaling
$3.4 million, including a significant portion of the severance reserve that had been established in 1996 for Mark Cohen, the Company's former CEO, partially offset by a $0.6 million charge for severance and termination benefits for 382 store associates at the 6 stores closed in February, 1998.
A settlement agreement was reached with Mr. Cohen in 1997.

     Employee severance and termination benefits of $23.0 million in 1996 included the following: (a) $13.5 million for the January 1997 management reorganization and regional and district consolidation; (b) $1.2 million resulting from the 14 stores closed in October, 1996; (c) $4.2 million for central office positions eliminated in September, 1996; (d) $1.1 million resulting from the 13 stores closed in the first half of 1996; and
(e) $3.0 million paid to store, district and regional associate positions eliminated as a result of the February, 1996 store management reorganization. Severance and termination benefits paid in 1997 and 1996 totaled approximately $4.5 and $16.6 million, respectively.

     Chapter 11 customer discounts:
     ------------------------------
     The "Chapter 11 customer discounts" reflected a special 5% discount that was provided to customers during a two-week period following the Filing to retain customer loyalty and to compensate customers for the inconvenience of unavailable merchandise.

     Retention bonuses:
     -----------------
     During 1995, the Bankruptcy Court approved certain assumed and amended executive contracts and the Company's Retention Bonus Plan (the "Retention Plan") that provided for management bonuses for continued employment during the first fiscal year of Chapter 11 reorganization and through the date of payment. Thereafter, the Retention Plan and executive contracts provided incentives and rewards for perfomance that met or exceeded established levels, as well as for continued employment. The 1995 provision included the Chapter 11-related bonuses, along with certain executive guaranteed awards related to the Filing.

     MIS retention bonuses:
     ----------------------
     The Company has a retention bonus program for certain Management Information System (MIS) employees that provides for bonuses during the Chapter 11 proceedings for continued employment through April, 1998. In April, 1998 these bonuses were paid and this program was then discontinued.

     Closed store results:
     ---------------------
     Net sales and operating losses (exclusive of any central office expense allocation and prior to interest expense, income taxes and reorganization items) from the one store closed in April, 1997, the six stores closed in February, 1998 and the 27 stores closed during 1996 were (in 000's):

                                       1997        1996         1995
                                       ----        ----         ----

     Net sales                       $61,039     $213,363     $367,693
     Operating loss                     (251)     (28,012)     (36,040)


8.   LEASES
     ------

     At January 31, 1998, the Company had various noncancelable leases in effect for substantially all of its stores, distribution centers, and its office building, as well as certain equipment. In connection with the Filing, all lease contracts whether assumed or rejected are subject to Bankruptcy Court approval. Therefore, the commitments shown below may not reflect actual cash outlays in the future. Payments under certain capital leases which the Company currently believes represent undersecured financings are classified as liabilities subject to settlement and are not presented herein. Minimum payments due under remaining leases, excluding leases which are included in the provision for rejected leases (Note 3 and 7), are as follows:



                                                    (000's)
                                      -----------------------------------
                                      Capital Leases     Operating Leases
                                      --------------     ----------------
1998                                      $4,645              $41,853
1999                                       4,646               40,844
2000                                       4,111               39,357
2001                                       4,132               37,933
2002                                       4,132               36,041
Thereafter                                40,416              220,198
                                          ------              -------
Total minimum payments                    62,082             $416,226
Estimated executory costs                 (2,857)            ========
                                          -------
Net minimum lease payments                59,225
Imputed interest                         (31,114)
                                         --------
Present value of net minimum
 lease payments                           28,111
Less current portion                      (1,038)
                                          -------
Obligations under capital leases,
 net of current portion                  $27,073
                                         =======

     Minimum payments for capital and operating leases have not been reduced by minimum sublease rentals of $11.7 and $10.0 million, respectively, due in the future under noncancelable leases. The minimum payments do not include the contingent rentals that may be payable under certain leases.

     Total rent expense is as follows:

                                                       (000's)
                                           -------------------------------
                                           1997         1996          1995
                                           ----         ----          ----
Operating leases:
     Minimum rent                       $48,749       $57,352      $60,890
     Contingent rent                        425         1,024          972
     Sublease income                     (7,899)       (9,248)      (9,585)
                                        --------      --------     --------
                                         41,275        49,128       52,277
Capital leases:
     Sublease income                     (1,297)       (1,726)      (1,829)
                                        --------      --------     --------
Total                                   $39,978       $47,402      $50,448
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

     During 1994, the Company entered into a financing facility with a special purpose entity ("SPE") (Note 2) and a group of banks, with Bankers Trust as Agent, that provided a $75 million financing facility for new store sites, which was to expire in 1998. On April 17, 1995, the amount under the financing facility was reduced to $45 million, of which only $30 million could be utilized in 1995. In June, 1995, the amount was further reduced to $24 million, the amount required for the two sites then under development. Under the terms of the financing facility with the SPE, the Company entered into leases with terms of up to six years. Upon expiration of the leases, the Company could purchase the properties, allow the SPE to sell the sites to an unrelated third party (subject to the residual guarantee which, in effect, guarantees 100% of the outstanding borrowings) or extend the lease term.
As a result of the guarantee and the Filing, the Company has included the accounts of the SPE in its consolidated financial statements. Borrowings of approximately $18 million at January 31, 1998 and February 1, 1997 are included in liabilities subject to settlement and are collateralized by land and buildings (with a carrying value of $4.0 million) that are classified as long-term assets held for sale. Any proceeds from the sale of these properties will be restricted to pay down the related borrowings.


9.   COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
     -------------------------------------------

     The authorized capital stock of the Company consists of 40 million shares of common stock, par value of $0.01 per share ("Common Stock"), of which 11,312,154 shares were outstanding at January 31, 1998, and one million shares of preferred stock, par value of $0.01 per share, none of which were outstanding at January 31, 1998. The Common Stock will be canceled under the Company's filed plan of reorganization.

     The Company has a Restricted Stock Plan that provides for the award of 277,008 shares of Common Stock ("Restricted Stock") to certain officers and employees. At January 31, 1998, 15,217 shares were outstanding under the Restricted Stock Plan. There have been no awards of Restricted Stock since the Filing. No cash payments are required from Restricted Stock recipients and all issued shares accrue dividends, if any. In general, the shares become unrestricted under a five-year vesting schedule. All shares of Restricted Stock may vest earlier in certain circumstances (death, disability, retirement or a change of control). Shares of Restricted Stock which have not vested are not freely transferable and revert to the Company upon the employee's termination.


10.  STOCK OPTIONS
     -------------

     The Company has a 1992 Stock Option Plan for Key Employees ("Key Employee Plan") that provides for the grant of options for up to 1,272,283 shares of Common Stock to certain employees. No options have been granted under the Key Employee Plan since the Filing. The options are intended to qualify as incentive stock options or non qualified stock options and generally have a three to five-year vesting schedule. Activity in the Key Employee Plan is as follows:

                                                             WEIGHTED AVERAGE
                                            SHARES            EXERCISE PRICE

Outstanding at January 28, 1995           1,052,362               $13.65
Granted                                     153,000                 9.78
Canceled                                   (261,794)               13.83
Exercised                                         -                    -
                                          ----------
Outstanding at February 3, 1996             943,568               $12.97
Granted     -
Canceled                                   (265,790)              $13.46
Exercised                                         -                    -
                                          ----------
Outstanding at February 1, 1997             677,778               $12.78
Granted                                           -                    -
Canceled                                   (396,753)              $13.32
Exercised                                         -                    -
                                          ----------              ------
Outstanding at January 31, 1998             281,025               $12.30
                                          ==========              ======
Exercisable at January 31, 1998             171,997               $12.65
                                          ==========              ======


     Options outstanding at January 31, 1998, range in exercise price from $6.50 to $18.38 and have a remaining weighted average contractual life of 5.56 years.

     The Company has a 1993 Non-Employee Directors' Stock Option Plan ("Directors' Plan") that provides for the grant of non qualified options for up to 100,000 shares of Common Stock to non-employee directors. In general, the options have a three-year vesting schedule. During 1997, 1996 and 1995, 30,000, 15,000 and 30,000 options, respectively, were granted under the Directors' Plan. During both 1997 and 1996, 15,000 options were canceled.
At January 31, 1998, 90,000 options under the Directors' Plan were outstanding with exercise prices ranging from $0.06 to $15.75 (weighted average exercise price is $7.02). At January 31, 1998, 45,000 of the options were exercisable at a weighted average price of $12.26 and have a weighted average remaining contractual life of 5.26 years.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for the Company's fiscal year beginning
February 4, 1996.   SFAS No. 123 encourages but does not require the
recognition of compensation expense for the fair value of stock option and other equity instruments issued to employees. If the fair-value provisions of SFAS No. 123 are not adopted, certain pro forma amounts of net earnings and earnings per share that would have been reported had these provisions been adopted are required to be disclosed, if material. The Company continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The difference between accounting for stock-based compensation under APB No. 25 and SFAS No. 123 was not material for 1997, 1996 and 1995, and accordingly the pro forma disclosures have been omitted.

11.  EMPLOYEE BENEFIT PLANS
     ----------------------

     Pension plans
     -------------
     Certain union employees are covered by multi-employer defined benefit plans. Expenses for these plans were $.9 million for 1997, $1.1 million for 1996 and $1.3 million for 1995.

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

     The components of net pension costs for the plans are as follows:

                                                    (000's)
                                       --------------------------------
                                       1997          1996          1995
                                       ----          ----          ----

Service costs                        $3,272        $3,897        $3,061
Interest costs                        5,054         4,909         4,369
Return on plan assets                (9,566)       (7,617)       (9,165)
Net amortization and deferral         4,177         2,993         5,497
Curtailment loss                        126           554             -
Special termination benefits           (359)          782             -
                                     -------       -------       -------
Net pension costs                    $2,704        $5,518        $3,762
                                     =======       ======        ======



     The funded status is as follows:

                                            (000's)
     ------------------------------------------------------------------------
                 January 31, 1998                       February 1, 1997
     --------------------------------------      ----------------------------
     Qualified Plan     Non qualified Plans      Qual. Plan   Non qual. Plans
     --------------     -------------------      ----------   ---------------
Actuarial present value of:
 Vested benefit obligation
        $61,504              $3,046                 $55,352         $4,444

 Accumulated benefit obligation
        $62,656              $3,490                 $56,183         $4,583

Projected benefit obligation
        $72,233              $4,236                 $66,978         $5,126
Plan assets at fair value
         68,611                   -                  62,325              -
         ------               -----                  ------          -----
Projected
benefit obligation greater
  than plan assets
         (3,622)             (4,236)                 (4,653)        (5,126)
Unrecognized prior service cost
            518               1,434                     576            107
Unrecognized transition obligation
              -                 102                       -          1,609
Unrecognized net (gain)
         (2,740)                435                     313             49
Additional minimum liability (recorded
   as other assets)
              -              (1,225)                      -         (1,222)
          -----               -----                    ----          -----
Accrued pension liability
        $(5,844)            $(3,490)                $(3,764)       $(4,583)
         ======              ======                  ======          =====

     The curtailment losses and special termination benefits in 1997 and 1996 result from the employment terminations of several executives and the closing of stores. These costs in 1996 were primarily included in termination benefits as part of reorganization items (Note 7). Certain portions ($1.2 million) of nonqualified plans' accrued pension liability at January 31, 1998 relate to pre-petition employment contracts and are included in liabilities subject to settlement under the reorganization case.

     The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the qualified plan was 4.09% for 1997 and 1996; the discount rate was 7.0% for 1997 and 7.25% for 1996; and the expected rate of return on the plan assets was 9.25% for 1997 and 9.0% for 1996. The rate of increase in future compensation levels and discount rate used in determining the actuarial present value of the projected benefit obligation for the non qualified plans was 4.25% for 1997 and 1996 and 7.0% for 1997 and 7.25% for 1996,
respectively.

     Defined Contribution Plan
     -------------------------
     The Company has a 401(k) plan for all active employees in eligible job categories. Employees may contribute a portion of their salary to the plan. The Company's contributions to the plan, which were suspended in 1996, were in the form of cash or common stock of the Company and were based on a percentage of employee contributions. There was no plan expense in 1997 and 1996, as compared to $1.0 million for 1995.

     Post retirement Plan
     --------------------
     The Company provides certain health care and life insurance benefits for certain retired non-union employees meeting age and service requirements.
The Company accounts for the post retirement plan in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company's post retirement benefits are funded on a current basis.

     The SFAS No. 106 valuation at January 31, 1998, along with the $3.9 million curtailment gain and a $.4 million amortization credit, reflects changes that were effective January 1, 1998. The changes represent the elimination of future benefits for active employees who do not become eligible by January 1, 2000, and a phase-out of the Company contributions over the next two years (at 50% per year beginning January 1, 1999) towards the cost of providing medical benefits to eligible retirees.

     The status of the plan is as follows:
                                                                (000's)
                                                         --------------------
                                                         1/31/98       2/1/97
                                                         -------       ------
Accumulated post retirement benefit obligation for:
     Retirees                                               $733       $1,886
     Fully eligible actives                                  536        1,998
     Other actives                                           439        3,983
                                                         -------       -------
                                                           1,708        7,867
Plan assets at fair value                                      -            -
                                                         --------      -------
Funded status                                             (1,708)      (7,867)
Unrecognized prior service cost                           (5,189)      (5,313)
Unrecognized net (gain) loss                              (2,513)      (1,203)
                                                         --------      -------
Accrued post retirement benefit cost                     $(9,410)    $(14,383)
                                                         ========     ========

     Net post retirement (benefit) cost is as follows:
                                                       1997     1996     1995
                                                       ----     ----     ----

Service cost                                           $172     $241     $338
Interest cost                                           429      540      774
Amortization, net                                    (1,359)    (877)    (808)
Curtailment gain                                     (3,939)       -        -
                                                     -------    -----    -----
Net (benefit) cost                                  $(4,697)    $(96)    $304


     The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation was 8.70% for 1997 (6.25% for post-65 coverage) grading down to 4.25% over 10 years and 8.70% for 1996 (6.75% for post-65 coverage) grading down to 4.25% over 10 years. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation by .56% and the service and interest cost by 3.31%. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% for 1997 and 1996.


12.  INCOME TAXES
     ------------

     There was no income tax expense or benefit in 1997 and 1996. The income tax benefit in 1995 was comprised of the following components:


                                                (000's)
                                                -------
                                                 1995
                                                 ----

        Current:
              Federal                         $(24,476)
              State                               (100)
                                              ---------
                                               (24,576)
                                              =========

        Deferred:
              Federal                          (74,765)
              State                             (5,192)
                                              ---------
                                               (79,957)
                                              ---------

                                             $(104,533)
                                             ==========


     The income tax expense (benefit) differs from the amount computed by applying the statutory Federal income tax rates to the earnings (loss) before income taxes as follows:


                                                        1997     1996     1995
                                                        ----     ----     ----
Statutory rate                                        (35.0%)  (35.0%)  (35.0%)
State income taxes, net of  Federal income tax benefit (4.0%)   (6.4%)   (4.8%)
Non-deductible professional fees                       14.5%     1.5%     1.2%
Non-deductible compensation                              -       1.5%      -
Valuation allowance                                    24.5%    38.4%     5.1%
                                                     -------  -------   -------
                                                          0%       0%   (33.5%)
                                                     =======  =======   =======


     Deferred taxes represent the differences between financial statement amounts and the tax bases of assets and liabilities. Deferred tax liabilities (assets) are as follows:

                                                             (000's)
                                                        -----------------
                                                        1997         1996
                                                        ----         ----
Lease interests                                       $51,399      $50,435
Inventories                                            11,854       12,916
Other                                                   3,295          793
                                                      -------      -------
Total liabilities                                      66,548       64,144
                                                      -------      -------
Net operating loss carryforwards                     (105,917)    (100,393)
Self insurance accruals                                (8,602)      (9,018)
Rejected lease claims                                 (20,350)     (21,725)
Post-retirement benefits                               (3,704)      (5,829)
Closing costs                                          (2,902)      (3,278)
Property, plant and equipment, net                     (3,233)      (4,294)
Capital leases                                        (10,708)      (2,890)
Vacation                                               (2,636)      (3,769)
Alternative minimum tax credit carryforwards           (2,144)      (2,144)
Other                                                  (3,182)      (2,110)
                                                     ---------    ---------
                                                     (163,378)    (155,449)
Valuation allowance                                   105,411       99,886
                                                     ---------    --------
Total assets                                          (57,967)    (55,563)
                                                     ---------    --------
Net deferred tax liability                             $8,581      $8,581
                                                     =========    ========


     At January 31, 1998, the Company had net operating loss carryforwards of approximately $260.8 million for Federal income tax purposes which will expire beginning in fiscal year 2011 and alternative minimum tax credit carryforwards of $2.1 million which are available to reduce future Federal regular income taxes over an indefinite period. As part of the Company's filed plan of reorganization, it is anticipated that a major portion of the net operating loss carryforward will be reduced by the cancellation of indebtedness and that the change in ownership resulting from the issuance of new stock will result in a limitation on the remaining amount of net operating loss and tax credit carryovers that can be utilized each year.

     The Company had a valuation allowance of $99.9 million against deferred tax assets in 1996. During 1997, the valuation allowance was increased by $5.5 million. The realization of the deferred tax assets is dependent upon future taxable income during the Federal and State carryforward periods.


13.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     In February, 1997 the Company adopted the Corporate Bonus Plan (the "Corporate Bonus Plan") that was approved by the Bankruptcy Court. The Corporate Bonus Plan provides incentives and rewards for (i) performance of key employees that meets or exceeds expectations and (ii) attainment of threshold performance measurements tied directly to the Company's 1997 business plan. The amount of the award would increase as the Company's performance exceeds the business plan. In addition, a discretionary fund in the amount of $500,000 has been established to provide bonuses to (a) non-bonus eligible employees based upon performance regardless of whether the Company achieves its target performance level and (b) bonus eligible employees based on performance if the Company does not achieve its target performance level.

     Under the Corporate Bonus Plan, the Company had to obtain a minimum
EBITDA (as defined) of $28.1 million in 1997, net of the anticipated costs of the Corporate Bonus Plan, in order for any employee to be eligible for an award (except for the discretionary fund mentioned above). For each $5 million of EBITDA improvement over the amount projected, the award increases by 25% of the base award up to a maximum increase of 100% of the award. The Company achieved the minimum EBITDA in 1997 and, accordingly, recorded a provision of approximately $4 million for such bonuses in 1997 that was included in selling, store operating, administrative and distribution expenses. These bonuses were paid in April, 1998.

     With respect to the five highest-paid officers of the Company and certain other members of senior management of the Company, one-quarter of the amount of any bonus payable before such time as the Company has consummated a Chapter 11 plan of reorganization is contingently payable, with interest, at the earlier of the date of consummation of such plan, or the date of termination of employment by the Company without cause, by the officer for good reason, or on account of death or disability. Approximately $.4 million was subject to this deferral under the Corporate Bonus Plan in 1997. This is in addition to approximately
$.2 million of bonuses earned under the Retention Plan (Note 7) in 1995 that remains subject to the same deferral.

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

     Awards under the Incentive Plan will be paid promptly following June 23, 2000 in the form of 60% cash and the balance in cash, notes and stock as described thereunder. In no event will the total of all benefits payable under the Incentive Plan exceed the lesser of $20,000,000 or 13% (6% was for the Company's former CEO, Mark Cohen, and is not reallocable) of the total appreciation in the value of the Company during the five year period.
No payments are expected to be paid under the Incentive Plan because the Company anticipates that the Incentive Plan will be canceled and replaced by a different incentive plan under the presently proposed terms of the Company's filed plan of reorganization.

     The Company has entered into a three-year employment agreement with its current CEO, Peter Thorner, commencing as of October 26, 1995 and amended as of November 7, 1997. Mr. Thorner's employment agreement provides for the payment by the Company of an equity incentive bonus (payable in cash, debt and equity securities) pursuant to the Incentive Plan determined by reference to the increase in value of the Company from the date of the bankruptcy filing to the fifth anniversary of the employment agreement, subject generally to vesting over five years. Mr. Thorner's equity incentive bonus under the Incentive Plan would be at least $1,000,000 but would not exceed the lesser of $4,615,385 or 3% of the appreciation in value of the Company. As stated above, no payments, other than annual nonrefundable advances of $150,000 to Mr. Thorner, are expected to be paid under the Incentive Plan because the Company anticipates that the Incentive Plan will be canceled and replaced by a different incentive plan under the presently proposed terms of the Company's filed plan of reorganization. The employment agreement also provides that in the event of Mr. Thorner's termination of employment by the Company (including following a change in control of the Company) without Cause or Good Reason (as defined), Mr. Thorner would generally be entitled to all payments and benefits called for under the agreement for the remainder of its term.

     In August, 1995, the Company adopted and the Bankruptcy Court approved a severance program (the "Severance Program") that covers certain members of management. If the employment of any participant in the Severance Program is terminated other than for cause, death, disability or by the employee, or in connection with a change in control (as defined), then salary and certain incentive payments are guaranteed for periods ranging up to eighteen months, subject to mitigation by other employment. Amounts payable at January 31, 1998 under the Severance Program for management terminations were included in the reserve for termination benefits (Note 7).

14.  CHANGES IN ACOUNTING ESTIMATES
     ------------------------------

     As discussed in Note 2, the Company is primarily self-insured for workers' compensation and general liability costs. Actuarial studies of the self-insurance reserves were completed in the third quarter of 1997, using a discount rate of 6.0% (the same rate used at February 1, 1997), and in the third quarter of 1996, using a discount rate of 6.0% (compared to 5.3% at February 3, 1996). As a result of the studies, the self-insurance reserves were reduced by $3.6 million in the third quarter of 1997 with a corresponding reduction in SG&A expenses (selling, store operating, administrative and distribution expenses) and by $5.0 million in the third quarter of 1996 with corresponding reductions of $4.2 and $.8 million in SG&A expenses and interest expense, respectively. The reductions in the self-insurance reserves were primarily the result of aggressive claims management and safety initiatives.

     The Company changed its vacation pay vesting policy for certain pay groups in December, 1997, whereby the employees in those pay groups earn their vacation pay entitlements over the course of each calendar year worked (similar to industry practice) rather than being fully vested on the first day of each calendar year. As a result of this change, $4.5 million of the Company's vacation pay reserves as of January 1, 1998 was eliminated with a corresponding credit in SG&A expenses.

15.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
     ----------------------------------------


                           ($ in thousands except per share data)
                        First    Second     Third     Fourth
                       Quarter   Quarter    Quarter   Quarter     Total

Year Ended January 31, 1998:
Net sales             $267,371  $297,416   $330,433  $449,224  $1,344,444
Gross margin            79,658    92,936     97,104   126,658     396,357
Net income (loss)      (31,993)  (16,864)       376    25,925     (22,557)
Net inc.(loss)per share $(2.81)   $(1.48)     $0.03     $2.29      $(1.98)
Weeks in period             13        13         13        13          52

Year Ended February 1, 1997 :
Net sales             $337,703  $369,578   $404,456  $449,981  $1,561,718
Gross margin           102,514   101,396    113,061   117,096     434,067
Net loss               (53,746)  (82,785)   (23,073)  (59,155)   (218,759)
Net loss per share      $(4.71)   $(7.25)    $(2.02)   $(5.19)    $(19.17)
Weeks in period             13        13         13        13          52








                                                                Exhibit 10.23

                             AMENDMENT TO AMENDED
                      AND RESTATED EMPLOYMENT AGREEMENT

     THIS AMENDMENT TO AMENDED AND RESTATED AGREEMENT, dated as of this 7th day of November, 1997, is made by, between and among Bradlees, Inc., a Massachusetts corporation, Bradlees Stores, Inc., a Massachusetts Corporation (either of which are herein called the "Company" and both of which are called the "Companies"), and Peter Thorner (the "Executive").

     WHEREAS, the Companies have entered into an employment agreement with the Executive dated October 26, 1995 (the "Amended and Restated Employment Agreement"), and

     WHEREAS, certain conditions of the Executive's employment with the Companies pursuant to the Amended and Restated Employment Agreement have changed; and

     WHEREAS, all of the Executive and the Companies are desirous of entering into an amendment to the Amended and Restated Employment Agreement to reflect such changed conditions of the Executive's employment.

     NOW THEREFORE, the Companies and the Executive agree as follows:

     1. Article II, Section 2.27(b) shall be deleted in its entirety and replaced with the following:

     "(b) failure of the Executive to be appointed and to continue to be appointed to the position of Chief Executive Officer and Chairman of the Board of Directors of such of the Companies or any present or future affiliate of the Companies that is (1) a public holding company for
(A) either of the Companies or (B) the principal operating company affiliated with the Companies; and (2) any other company or companies presently or in the future affiliated with the Companies (by direct or indirect ownership by the Companies or a parent company of either Company of 100% of the voting power of equity securities) to which individually or in the aggregate 20% or more of the tangible assets (at net book value) have directly or indirectly been transferred from the principal operating company (currently, Bradlees Stores, Inc.) (excluding in any case any liquidating entity);"

     2. Article II, Section 2.27(d) shall be deleted in its entirety and replaced with the following:

     "(d)     any change in the Executive's reporting responsibility being solely to the Boards of Directors of the Companies;"

     3. Article II, Section 2.29 shall be deleted in its entirety and replaced with the following:

     "2.29 "Highest Average Annual Compensation" means the average of the Executive's highest consecutive three years of salary and bonus;
provided, however, that in no event will Executive's Highest Average Annual Compensation be less than $1,123,750 ($725,000 salary and bonus at target); and provided, further, that if the Executive is terminated Without Cause or the Executive terminates his employment for Good Reason and the Executive receives Severance Payments, Executive will be treated as earning salary and bonus in the amount used to calculate the Severance Payments for each respective year for which the Severance Payments are calculated".

     4. Article III, Section 3.1 shall be deleted in its entirety and replaced with the following:

     "3.1 Duties. The Executive shall be a member of the Board of Directors, the Chairman of the Board of Directors and Chief Executive Officer of both of the Companies, and shall assume the duties and responsibilities as specified in the Companies' By-Laws, if applicable, and/or as assigned as of the date hereof by the Boards of Directors of the Companies, it being contemplated that the shareholders and Directors of the Companies will elect and re-elect the Executive to those offices throughout the Contract Term. The Executive will report solely to the Boards. During the Contract Term, and excluding any periods of vacation, sick leave or Disability to which the Executive is entitled, the Executive agrees to devote the Executive's full attention and time to the business and affairs of the Companies and to use the Executive's best efforts to perform faithfully and efficiently the duties and responsibilities of the Executive's positions as described herein."

     5. Article V, Section 5.1 is hereby amended effective as of December 24, 1996, by the deletion of the dollar value "$550,000" in line 3, and the insertion of the dollar value "$725,000" in lieu thereof.

     6. Article V, Section 5.2 is hereby amended effective as of December 24, 1996, by the deletion of the percentage "50%" in line seven, the deletion of the percentage "100%" in line 10, the deletion of the percentage "50%" in line 12, and the deletion of the percentage "50%" in line 17, and the insertion of the percentages "55%", "110%", "55%" and "55%" in lieu thereof respectively.

     7.     Article VI, Section 6.8 is hereby amended to read "6.8(a)", and new
Section 6.8(b) shall be added as follows:


     "6.8(b) Automobile Payment. In the alternative to Section 6.8(a) above, at the option of the Executive, the Companies may provide the Executive on a monthly basis with the cash equivalent of the costs to the Companies of providing the automobile described in paragraph 6.8(a); provided, however, the Executive shall pay for all expenses associated with the use and enjoyment of the automobile."

     8. Article VII, Section 7.1 shall be deleted in its entirety and replaced with the following:

     "7.1 Reimbursement. The Executive is currently residing in temporary housing in the Boston Area at his own expense. Should the Executive choose to relocate his permanent residence to the Boston area during the term of this Agreement, the Companies shall reimburse the Executive for living expenses and other relocation expenses in accordance with the Employer's standard Relocation (the "Policy"), and for such costs as he may incur in connection with the purchase of a new home in the Boston area to the extent provided by such Policy. In addition, the Employer shall reimburse the Executive for such other reasonable and customary living expenses and such other reasonable and customary relocation expenses not otherwise covered by the Policy. All amounts accruing to the benefit of the Executive under this
Section 7.1 shall be referred to herein collectively as the "Relocation
Payments".

     9. Article X, Section 10.7 is hereby amended by the deletion of the words "President or Chief Operating Officer" in lines 6 and 7, and the insertion of the words "Chairman of the Board and Chief Executive Officer" in lieu thereof.

     IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

Attest:                                   Bradlees Stores, Inc.
David L. Schmitt                              Cornelius F. Moses, III
______________________________            By:___________________________
                                          Its: _SVP & CFO ______________

Attest:                                   Bradlees, Inc.
David L. Schmitt                              Cornelius F. Moses, III
______________________________            By:___________________________
                                          Its:__SVP &CFO________________

Attest:                                   Executive
David L. Schmitt                              Peter Thorner
______________________________          ____________________________
                                                  Peter Thorner




                                                         EXHIBIT 10.43


		April 7, 1998


Bradlees Stores, Inc.
One Bradlees Circle
P.O. Box 859051
Braintree, MA 02185-9051

Attention:	Cornelius F. Moses, III
          	Senior Vice President and
	          Chief Financial Officer

	Re:	Consent to Modification of Commitment Letter

Gentlemen:

	Reference is made to that certain commitment letter (including the Term Sheet attached thereto, the "Commitment Letter") dated December 23, 1997, among Bradlees Stores, Inc., as debtor and debtor-in-possession (the "Debtor") in a case (the "Case") filed under Chapter 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), and the lenders party thereto (the "Lenders") regarding post-confirmation financing in connection with a plan of reorganization to be filed by the Debtor with the Bankruptcy Court. Capitalized terms used herein without definition shall have the meanings given to such terms in the Commitment Letter.

        You have advised the Lenders that the Debtor currently anticipates seeking confirmation of a plan of reorganization (the "Plan") that will not satisfy all of the conditions to the Lenders' commitment under the Commitment Letter (the "Commitment") and, thus, would render the Commitment and the Commitment Letter null and void and of no further force or effect. Therefore, the Debtor has requested that the Lenders consent to a modification of the Commitment Letter to provide for (i) the issuance of certain specified secured indebtedness to certain pre-petition creditors of the Debtor and (ii) the granting to certain of the Debtor's pre-petition trade creditors of a second-priority lien on the Debtor's Inventory, in each case in connection with the Plan and as more specifically set forth below.

Bradlees Stores, Inc.
April 7, 1998
Page 2


	Subject to the approval by the Bankruptcy Court of all aspects of this letter agreement (this "Consent"), the Commitment Letter as modified by this Consent (the "Modified Commitment Letter"), and the transactions contemplated by the Modified Commitment Letter (such approval of the Bankruptcy Court being evidenced by the entry of one or more orders satisfactory in form and substance to the Lenders), and subject to the payment of the Consent Fee set forth below, the Lenders' commitment to provide the Facility as set forth in the Commitment Letter is modified as follows:

        1. The Plan may provide for the issuance of notes by the Debtor in an aggregate principal amount not to exceed $40,000,000 bearing interest at a rate not to exceed 9% per annum (the "Notes") in favor of (to the extent provided in the Plan) (i) the banks and other financial institutions (the "Pre-Petition Revolver Bank Group") holding pre-petition claims under that certain Credit Agreement among Bradlees, Inc., the Pre-Petition Revolver Bank Group and Bankers Trust Company, as Agent, dated as of March 3, 1993, (ii) the banks and other financial institutions (the "SPE Group") holding pre-petition claims under the SPE Documents (as defined in the Plan)1 and (iii) to the extent allowed by order of the Bankruptcy Court, holders of pre-petition, general unsecured claims against certain of the Debtor's subsidiaries, in partial satisfaction of such claims.

          a. The Notes shall have a term of not less than five (5) years from date of issuance, may require equal semi-annual payments of accrued interest (but not principal), and shall be subject to prepayment without penalty from the proceeds of the sale of the Permissible Collateral (as defined below) and the net proceeds of any equity offering by the Debtor on or after the Plan Effective Date.

          b. The Notes may be secured by the Debtors's or the Guarantors' interest in the real property and improvements located at the site of the Debtor's locations in Yonkers, New York (the "Yonkers Store") and Union Square, New York, New York (the "Union Square Store") (and the proceeds of any disposition of any of the foregoing) (collectively, the "Permissible Collateral").




_____________________
1	When this Consent refers to definitions contained in "the Plan", such definitions are those contained in the draft Plan, dated March 27, 1998, provided to the Administrative Agent on March 30, 1998.


Bradlees Stores, Inc.
April 7, 1998
Page 3


          c. All other terms and provisions of the Notes, as well as all documentation relating to the Permissible Collateral, shall be reasonably satisfactory to the Administrative Agent and, in any event, shall not contain any cross-default or cross-acceleration rights to the Facility.

	2.	The Plan may also provide for the issuance by the Debtor of unsecured notes in an aggregate principal amount not to exceed $3.5 million bearing interest at a rate not to exceed 8% per annum (the "Cure Notes") in favor of non-debtor parties to executory contracts that are to be assumed pursuant to the
Plan for the purpose of paying "cure amounts" as required by section 365 of the
Bankruptcy Code.

          a. The Cure Notes shall have a term of not less than three years and may be subject to equal periodic payments of principal and accrued interest over such three-year period. In addition, the Cure Notes may be prepaid by the Debtor, without premium or penalty, with the prior written consent of the Administrative Agent, such consent not to be unreasonably withheld.

          b. All other terms and provisions of the Cure Notes shall be reasonably satisfactory to the Administrative Agent and, in any event, shall not contain any cross-default or cross-acceleration rights to the Facility.

        3. The Plan may also provide for the issuance of notes by the Debtor in an aggregate principal amount not to exceed $840,000 bearing interest at a rate not to exceed 8% per annum (the "CAP Notes") in favor of the holders of Capital Lease Claims (as defined in the Plan).

          a. The CAP Notes shall have a term of not less than six years and may require equal semi-annual payments of accrued interest (but not principal). In addition, the CAP Notes may be prepaid by the Debtor, without premium or penalty, with the prior written consent of the Administrative Agent, such consent not to be unreasonably withheld.

          b. The CAP Notes may be secured by a first lien on the property on which the holder of a Capital Lease Claim is determined by the Bankruptcy Court to have held a valid first priority security interest as of the Petition Date (the "CAP Collateral").

          c. All other terms and provisions of the CAP Notes, as well as all documentation related to the CAP Collateral, shall be reasonably satisfactory to the Administrative Bradlees Stores, Inc.

April 7, 1998
Page 4


                  Agent and, in any event, shall not contain any cross-default or cross-acceleration rights to the Facility.

        4. The Plan may also provide that certain trade creditors of the Debtor be granted a second-priority Lien on the Debtor's Inventory to secure the extension of trade credit by such trade creditors subsequent to confirmation of the Plan (the "Trade Lien"). All terms and conditions of the Trade Lien (including all documentation relating thereto) shall be reasonably satisfactory to the Administrative Agent and, in any event, shall include the following:

          a. The Trade Lien shall be junior and subordinate to the Lien of the Lenders securing the Obligations and shall provide that the holders of the Trade Lien shall have no right to exercise or enforce any rights with respect to the Trade Lien or the Inventory (or to consent to or approve any such exercise or enforcement by the Administrative Agent), or to receive any payment from the proceeds of the Inventory, unless and until the Obligations are finally and indefeasibly paid in full.

          b. The documentation evidencing the Trade Lien shall not contain any cross-default or cross-acceleration rights to the Facility. In addition, the holders of the Trade Lien shall have no right to consent to or approve any amendments, modifications, refinancings or other changes to the Facility, including, without limitation, increases in advance rates, interest rates and principal amount and the creation or elimination of any reserves or categories of ineligible Inventory.

          c. The Trade Lien shall be available to vendors who provide retail merchandise to the reorganized Debtor after the Plan Effective Date or to vendors who have provided retail merchandise to the Debtor before the Plan Effective Date which is not paid for as of the Plan Effective Date, in each case subject to the release provisions set forth in paragraph d. below.

          d. The Trade Lien shall be automatically released upon the earliest to occur of (i) two (2) years after the Plan Effective Date,
(ii) the date on which the ratio of the amount of accounts payable of the Debtor to the amount of Inventory of the Debtor, computed on a cost basis, for any rolling three-month period is more than five percentage points less than such ratio on a comparable store basis for the same period in the prior year,
(iii) the consummation of a transaction pursuant to which the reorganized Debtor or the reorganized Bradlees, Inc. merges or otherwise combines with another company or companies, (iv) as to any individual trade vendor that has provided retail merchandise during the pendency of the Case, at such time as such



Bradlees Stores, Inc.
April 7, 1998
Page 5


                   vendor fails to provide retail merchandise to the Debtor on terms which are at least as favorable to the Debtor as the credit terms under which such vendor provided retail merchandise to the Debtor in the year prior to the Plan Effective Date and (v) as to any individual trade vendor that initially provides retail merchandise to the Debtor after the Plan Effective Date, at such time as such vendor fails to provide retail merchandise to the Debtor on terms which are as least as favorable to the Debtor as the initial credit terms under which such vendor first provided retail merchandise to the Debtor. The Administrative Agent shall have access to all information necessary to determine if the vendors are providing sufficient credit support, as determined by the formulas set forth in subparagraphs (ii) and (iv) above, and shall have the authority to execute and file all documents necessary to effectuate any such release.

	5.	In connection with the above-described modifications to the
        Commitment Letter, the Debtor and the Lenders agree that the EBITDA condition precedent to lending set forth in Sections 4.01(t) of the Term Sheet shall be calculated without giving effect to any revenues attributable to the operations of the Yonkers Store and the Union Square Store for the entire periods for which such condition precedent is measured.

	In consideration for the Lenders' agreement to modify the Commitment Letter as set forth above, the Debtor shall pay to the Administrative Agent, for the pro rata benefit of the Lenders, a consent fee equal to $500,000 (the "Consent Fee"), payable in immediately available funds on the Plan Effective Date.

	Except as specifically provided herein, this Consent does not in any way affect or impair the terms, conditions and other provisions of the Commitment Letter, and all terms, conditions (including all conditions precedent, except as provided in paragraph 3 above) and other provisions of the Commitment Letter shall remain in full force and effect. Any modifications or amendments herein are limited to the specific provisions described and shall not be deemed to (i) be amendments of any other term or condition of the Commitment Letter or (ii) prejudice any rights not specifically addressed herein which the Administrative Agent or any Lender may now have or may have in the future under the Commitment Letter. Furthermore, nothing herein shall be deemed to be a waiver of the rights of the Lenders (as Lenders under the DIP Facility) to object to any Plan as creditors under such facility.

	For the avoidance of doubt, the terms and conditions of the Lenders' commitment under the Modified Commitment Letter with respect to the Facility are not limited to the terms and conditions set forth in the Modified Commitment Letter or this Consent. Those matters that are not covered by or made clear under the provisions of the Modified Commitment Letter or this Consent are subject to the approval and agreement of the Lenders and the Debtor.


Bradlees Stores, Inc.
April 7, 1998
Page 6


	The expense reimbursement, indemnity and confidentiality provisions of the Commitment Letter shall apply with equal force to this Consent.

	This Consent shall be governed by, and construed in accordance with, the laws of the State of New York.

	If the foregoing correctly sets forth our agreement, please indicate your acceptance of the terms hereof by signing and returning to the Administrative Agent by telecopy not later than 5:00 p.m., Boston time, on April 7, 1998 (with an original to follow by overnight mail), the enclosed duplicate original of this Consent. The modifications to the Commitment Letter contained herein shall terminate if (a) you shall have failed to accept this Consent in the time and manner set forth in the previous sentence or
(b) the Lenders shall not have received payment of the Consent Fee no later than the Plan Effective Date.

	This Consent may be executed in any number of counterparts, each of which shall be an original and all of which, when taken together, shall constitute one agreement.

				Very truly yours,

				BANKBOSTON, N.A.


                                By:    /s/ ELIZABETH A. RATTO
                                Name:      Elizabeth A. Ratto
                                Title:     Vice President















CIT GROUP/BUSINESS CREDIT, INC.,
as Co-Agent and as a Lender


By:     /s/ JAMES CONHEENEY
Name:       James Conheeney
Title:      Vice President
Address:    1211 Avenue of the Americas
            New York, NY  10036



CONGRESS FINANCIAL CORPORATION (NEW ENGLAND), as Co-Agent and as a Lender


By:     /s/ KATHLEEN J. MERRITT
Name:       Kathleen J. Merritt
Title:      Vice President
Address:    One Post Office Square, Suite 3600
            Boston, MA  02109



LASALLE NATIONAL BANK,
as a Lender


By:     /s/ BEN SCHREINER
Name:       Ben Schreiner
Title:      Loan Officer
Address:    135 S. LaSalle St.
            Chicago, IL  60603


FIRSTRUST BANK,
as a Lender


By:     /s/ KENT D. NELSON
Name:       Kent D. Nelson
Title:      Vice President
Address:    1931 Cottman Ave.
            Philadelphia, PA  19111



AT&T COMMERCIAL FINANCE CORPORATION,
as a Lender


By:     /s/ PAUL SEIDENWAR
Name:       Paul Seidenwar_
Title:      Assistant Vice President
Address:    2 Gate Hall Dr.
            Parsippany, NJ  07054



GREEN TREE FINANCIAL SERVICING CORPORATION, as a Lender


By:     /s/ CHRISTOPHER A. GOUSKAS
Name:       Christopher A. Gouskas
Title:      Senior Vice President
Address:    100 North Point Center East, Suite 200
            Alpharetta, GA  30022



HELLER FINANCIAL, INC.,
as a Lender


By:     /s/ STEPHEN M. METIVIER
Name:       Stephen M. Metivier
Title:      Assistant Vice President
Address:    150 East 42nd Street
            New York, NY  10017



FREMONT FINANCIAL CORPORATION,
as a Lender


By:     /s/ CHERI RITTMAN
Name:       Cheri Rittman
Title:      Vice President
Address:    2020 Santa Monica Blvd., Suite 600
            Santa Monica, CA  90404




FLEET NATIONAL BANK,
as a Lender


By:     /s/ THOMAS E. HJERPE
Name:       Thomas E. Hjerpe
Title:      Vice President
Address:    One Federal St.
            Boston, MA  02110



NATIONAL CITY COMMERCIAL FINANCE, INC.,
as a Lender


By:     /s/ CHRISTINA M. LUCAS
Name:       Christina M. Lucas
Title:      Vice President
Address:    1965 East Sixth St., Suite 400
            Cleveland, Ohio  44114-2214



Agreed to and accepted as of the date first above written:
BRADLEES STORES, INC.,
as Debtor and Debtor-in-Possession


By:     /s/ CORNELIUS F. MOSES, III
Name:       Cornelius F. Moses, III
Title:      Senior Vice President
            and Chief Financial Officer





                                                            EXHIBIT 23.1



                             ARTHUR ANDERSON LLP


                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporaton of our report dated March 17, 1998 included in this Form 10-K, into the Company's previously filed Registration Statement Nos. 33-64850, 33-64858, 33-80896, 33-86954, 33-86956 and 33-92178.



New York, New York                                 /s/ ARTHUR ANDERSON LLP
April 29, 1998






                                                             EXHIBIT 23.2



                           INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Nos. 33-64850, 33-64858, 33-80896, 33-86954, 33-86956 and 33-92178 of Bradlees, Inc. and
subsidiaries (operating as Debtor-in-Possession) on Forms S-8 of our report dated March 20, 1997 (which expresses an unqualified opinion and includes expanatory paragraphs relating to (a) the Company's filing for reoganization under Chapter 11 of the Federal Bankruptcy Code, and (b) the Company's 1996 and 1995 losses from operations and stockholders' deficiency which raise substantial doubt about the Company's ability to continue as a going concern) appearing in this Annual Report on Form 10-K of Bradlees, Inc. and subsidiaries for the year ended January 31, 1998.



Boston, Massachusets                                 /s/ DELOITTE & TOUCHE
April 29, 1998