Form 10-Q
period 1998-05-02
BRADLEES INC
filed 1998-06-05
CIK 887356

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 2, 1998

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

   Number of shares of the issuer's common stock outstanding as of May 22, 1998: 11,310,384 shares.

                     Exhibit Index on Page 19
                Page 1 of 20 (Excluding Exhibits)








                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To the Board of Directors and Stockholders of Bradlees, Inc., Debtor-in-Possession:

   We have reviewed the accompanying condensed consolidated balance sheet of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of May 2, 1998, and the related condensed consolidated statements of operations, and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

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

   The accompanying condensed
consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements (and Notes 1 and 3 to the annual financial statements for the year ended January 31, 1998 (not presented herein)], on June 23, 1995, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company has experienced operating losses in each of the three years ended January 31, 1998 and for the thirteen week period ended May 2, 1998 and at May 2, 1998 had a substantial stockholders' deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon, among other things, (i) acceptance of a Plan of reorganization by the Company's creditors with confirmation by the Bankruptcy Court, (ii) compliance with all debt covenants under the debtor-in-possession financing, (iii) the success of future operations, including returning to profitability and maintaining adequate post bankruptcy financing and liquidity, and (iv) the resolution of the uncertainties of the reorganization case discussed in Note 2. Management's plans in regard to these matters are discussed in Notes 1 and 2 to the condensed consolidated financial statements.

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

    The accompanying condensed consolidated balance sheet of the Company as of May 3, 1997 and the related condensed consolidated statements of operations and cash flows for the thirteen week period then ended were reviewed by other accountants whose report was dated May 21, 1997. This report stated that the other accountants were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles and included explanatory paragraphs relating to (i) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, and (ii) substantial doubt about the Company's ability to continue as a going concern.

                                         /s/ ARTHUR ANDERSEN LLP
                                         -----------------------
New York, New York
May 19, 1998





                        BRADLEES, INC.
                       AND SUBSIDIARIES
             (Operating as Debtor-in-Possession)

              PART I - FINANCIAL INFORMATION

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      (Dollars in thousands except per share amounts)

                                         13 WEEKS ENDED
                                 MAY 2, 1998       MAY 3, 1997
                                 -----------       -----------
Total Sales                       $  293,306       $ 276,838
Leased department sales                9,435           9,467
                                   ---------        --------
Net sales                            283,871         267,371
Cost of goods sold                   204,201         187,713
                                   ---------         -------
Gross margin                          79,670          79,658

Leased department and other
 operating income                      2,773           2,294
                                   ---------        --------
                                      82,443          81,952

Selling, store operating, admin.
 and distribution expenses            92,527          98,320
Depreciation and
 amortization expense                  8,574           9,343
Loss on disposition of properties        241               -
Interest and debt expense              3,625           3,535
Reorganization items                   2,129           2,747
                                   ---------        --------

Net loss                          $  (24,653)    $   (31,993)
                                    =========        ========

Comprehensive loss                $  (24,653)    $   (31,993)
                                    =========        ========

Net loss per
 share - basic and diluted        $    (2.18)    $     (2.81)
                                    =========        ========

Weighted average shares outstanding
(in thousands) - basic and diluted    11,311          11,393
                                    =========        ========


See accompanying notes to condensed consolidated financial statements.


                       BRADLEES, INC.
                    AND SUBSIDIARIES
           (Operating as Debtor-in-Possession)

   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (Dollars in thousands)




                    MAY 2, 1998    JAN. 31, 1998  MAY 3, 1997
                    -----------    -------------  -----------
ASSETS
Current assets:
Unrestricted cash
& cash equivalents      $10,281        $10,949        $12,187
Restricted cash &
cash equivalents         24,550         16,760          9,224
                        -------         ------         ------
Total cash and
cash equivalents         34,831         27,709         21,411
                        -------         ------         ------

Accounts receivable       9,494         10,013         11,604
Inventories             260,960        238,629        254,551
Prepaid expenses          8,868          8,733          8,790
Assets held for sale      4,000          7,754          7,754
                        -------        -------        -------
Total current assets    318,153        292,838        304,110
                        -------        -------        -------

Property, plant and
equipment, net:

Property excluding
capital leases, net     127,245        131,525        136,152
Property under capital
leases, net              18,428         18,959         23,949
                        -------         ------         ------
Total property, plant
and equipment, net      145,673        150,484        160,101
                        -------         ------        -------
Other assets:
Lease interests at
fair value, net         140,550        142,454        148,326
Assets held for sale          -          4,000          5,250
Other, net                5,114          5,390          4,986
                        -------        -------        -------
Total other assets      145,664        151,844        158,562
                        -------        -------        -------
Total assets           $609,490       $595,166       $622,773
                       ========       ========       ========


                           (Continued)


                        BRADLEES, INC.
                      AND SUBSIDIARIES
            (Operating as Debtor-in-Possession)

      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (Dollars in thousands)

                     MAY 2, 1998    JAN. 31, 1998  MAY 3, 1997
                     -----------    -------------  -----------
LIABILITIES AND
STOCKHOLDERS'
DEFICIENCY
Current liabilities:
Accounts payable       $141,055       $124,361       $133,203
Accrued expenses         23,841         30,516         42,626
Self-insurance
reserves                  6,515          6,564          7,328
Short-term debt         116,125         84,208         80,500
Current portion of
capital lease
obligations               1,038          1,038          1,966
                        -------        -------        -------
Total current
liabilities             288,574        246,687        265,623
                        -------        -------        -------
Long-term liabilities:
Obligations under
capital leases           26,786         27,073         32,638
Deferred income taxes     8,581          8,581          8,581
Self-insurance reserves  13,228         13,328         14,879
Other long-term
liabilities              21,993         23,342         28,262
                        -------         ------         ------
Total long-term
liabilities              70,588         72,324         84,360
                        -------         ------         ------

Liabilities subject
to settlement under the
reorganization case     560,931        562,105        568,006

Stockholders' equity
(deficiency):
Common stock-11,310,384
shares outstanding
(11,312,154 at 1/31/98,
11,391,708 at 5/3/97)
Par value                   115            115            115
Additional
paid-in-capital         137,821        137,821        137,951
Accumulated deficit    (447,735)      (423,082)      (432,518)
Treasury stock,
at cost                    (804)          (804)          (764)
                         -------        -------        -------
Total stockholders'
deficiency             (310,603)      (285,950)      (295,216)
                        --------       --------       --------
Total liabilities
and stockholders'
deficiency             $609,490       $595,166       $622,773
                        =======       ========        =======


See accompanying notes to condensed consolidated financial statements.

                       BRADLEES, INC.
                    AND SUBSIDIARIES
          (Operating as Debtor-in-Possession)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   (Dollars in thousands)

                                    13 WEEKS ENDED
                             MAY 2, 1998       MAY 3, 1997
                             -----------       -----------
Cash flows from operating
activities:
Net loss                     $   (24,653)     $    (31,993)
Adjustments to reconcile
net loss to cash used by
operating activities:
Depreciation and amortization
expense                            8,574             9,343
Amortization of deferred
financing costs                      384               750
Reorganization items               2,129             2,747
Changes in working capital
and other, net                   (11,185)           (3,320)
                                  ------             -----
Net cash used by operating
activities before
reorganization items             (24,751)          (22,473)
                                  ------            ------
Reorganization items:
Interest income received             121               118
Chapter 11 professional
fees paid                         (2,906)           (3,329)
Other reorganization expenses
paid, net                         (2,062)           (1,553)
                                  ------             -----
Net cash used by reorganization
items                             (4,847)           (4,764)
                                  ------             -----
Net cash used by operating
activities                       (29,598)          (27,237)

Cash flows from investing
activities:
Capital expenditures, net         (1,644)           (3,927)
Increase in restricted cash
and cash equivalents              (7,790)              (98)
                                  -------            ------
Net cash used in investing
activities                        (9,434)           (4,025)
                                   ------           -------
Cash flows from financing
activities:
Payments of liabilities
subject to settlement             (1,020)           (2,486)
Proceeds from sales of
properties                         7,754               100
Deferred financing costs               -            (1,776)
Net borrowings under
the DIP facilities                31,917            38,000
Principal payments on capital
lease obligations                   (287)             (414)
                                 --------          --------
Net cash provided by financing
activities                        38,364            33,424
                                 --------          --------
Net increase (decrease)in
unrestricted cash and
cash equivalents                    (668)            2,162

Unrestricted cash and
cash equivalents:
Beginning of period               10,949            10,025
                                 --------          -------

End of period                  $  10,281         $  12,187
                                 ========          =======

Supplemental disclosure of
cash flow information:
Cash paid for interest         $   3,403         $   2,490


See accompanying notes to condensed consolidated financial statements.


                         BRADLEES,INC.
                        AND  SUBSIDIARIES
                 (Operating as Debtor-in-Possession)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Basis of Presentation

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

With respect to the unaudited
condensed consolidated financial statements for the 13 weeks (first quarter) ended May 2, 1998 and May 3, 1997, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

These statements should be read in
conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended January 31, 1998 ("1997"). Due to the seasonal nature of the Company's business, operating results for the first quarter are not necessarily indicative of results that may be expected for the fiscal year ending January 30, 1999 ("1998"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The Company's ability to continue as a
going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to maintain compliance with debt covenants under the DIP Facility (Note 4), achievement of profitable operations and maintenance of adequate financing, and the resolution of the uncertainties of the reorganization case discussed in Note 2. The Company experienced significant operating losses in 1996 and 1995.

In an effort to return the Company to
profitability and accomplish its long-term goals, the Company is focusing on three key merchandise categories: moderately-priced family apparel, home furnishings and conventional consumable hardlines products. Bradlees is committed to quality and fashion, especially in apparel and home furnishings, and to improved customer service. The Company believes that it can strategically leverage its strength in the fashion and quality content of its apparel and decorative home product offerings while driving traffic with selected hardlines merchandise.

2. Reorganization Case

In the Chapter 11 case, substantially
all liabilities as of the date of the Filing are subject to settlement under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. Except for payments of approximately $2.1 million made in 1997 to settle certain reclamation claims, the ultimate amount and settlement terms for pre-petition liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Company currently retains the exclusive right to file a plan of reorganization until August 3, 1998 and to solicit acceptance of a plan of reorganization until October 5, 1998, each subject to possible extension as approved by the Bankruptcy Court. The Company filed its plan of reorganization and related disclosure statement with the Bankruptcy Court on April 13, 1998 and, subject to confirmation of the plan of reorganization, currently anticipates emergence from Chapter 11 during the third quarter of 1998. A hearing to approve the disclosure statement has been scheduled for June 16, 1998 with the Bankruptcy Court.

Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $48.1 million was recorded through May 2, 1998, for rejected leases. This liability may be subject to future adjustments based on claims filed by the lessors and Bankruptcy Court actions. Although the Company does not currently anticipate the rejection of additional leases, the Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from any additional leases which may be rejected at a future date. The Company believes that it has recorded its best estimate of the liability for rejected leases based on information available.

The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below. Deferred financing costs as of the Filing of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Revolver") and subordinated debt (the "2002 and 2003 Notes") have been netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $10.9 million of adequate protection payments since the Filing have been applied to reduce the Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court in 1995. All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.

Liabilities Subject to Settlement               (000's)
---------------------------------   ----------------------------
Under The Reorganization Case  MAY 2,1998 JAN.31,1998 MAY 3,1997
---------------------------    ---------- ----------- ----------
Accounts payable                $165,170   $165,324    $165,383
Accrued expenses                  27,996     27,996      27,932
Revolver                          70,205     71,105      73,805
2002 Notes                       122,274    122,274     122,274
2003 Notes                        97,957     97,957      97,957
Financing obligation              17,951     17,951      17,951
Obligations under capital leases  11,287     11,407      11,767
Provision for rejected leases     48,091     48,091      50,937
                                  ------     ------      ------
                                $560,931   $562,105    $568,006
                                 =======   ========    ========

3. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at May 2, 1998 were comprised of the following, along with earned interest of $.7 million: (a) $6.0 million of the $24.5 million federal income tax refund received in April, 1996; (b) $1.1 million of forfeited deposits, net of property carrying costs, received in 1996 on a planned sale of an owned undeveloped property that was not consummated and $7.6 million of net proceeds received when this property was sold in March, 1998; (c) $8.0 million from the sale of a closed store in January, 1998; and (d) other funds ($1.2 million) restricted for security deposits for utility expenses incurred after the Filing.

         4. Debt

As a result of the Filing, substantially all debt
(exclusive of the DIP Facility) outstanding at May 2, 1998 was classified as liabilities subject to settlement (Note 2). No principal or interest payments are made on any pre-petition debt (excluding certain capital leases) without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. During 1995, the Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group. The adequate protection payments, a cash settlement, and deferred financing costs have been netted against the related outstanding debt amounts (Note 2).

Generally, interest on pre-petition
debt ceases accruing upon the filing of a petition under the Bankruptcy Code; if, however, the debt is collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable. Other than certain adequate protection payments approved by the Bankruptcy Court, no other determinations have yet been made regarding the value of the property interests which collateralize various debts. Although interest may be paid pursuant to an order of the Bankruptcy Court, it is uncertain whether any post-petition interest will be payable or paid. The Company believes at this time that it is unlikely that such interest will be paid. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $7.7 million for the first quarter of 1998 and $7.8 million for the first quarter of 1997.

FINANCING
FACILITY: The Company has a $250 million financing facility (the "Financing Facility") (of which $125 million is available for issuance of letters of credit) with BankBoston Retail Finance, Inc. ("BBNA") as agent, under which the Company is allowed to borrow for general corporate purposes, working capital and inventory purchases. The Financing Facility consists of (a) an up to eighteen month debtor-in-possession revolving credit facility in the maximum principal amount of $250 million (the "DIP Facility"-see below) and, subject to meeting certain conditions, (b) an up to three year post-confirmation revolving credit facility in the maximum principal amount of $250 million (the "Exit Facility"-see below). The commitment period for the combined facility cannot exceed four years.

The DIP Facility replaced a $200 million Debtor-in Possession Revolving Credit and Guaranty Agreement (the "Prior DIP Facility") with Chase Manhattan Bank, as agent. There were outstanding direct borrowings of $116.1 million under the DIP facilities as of May 2, 1998. Trade and standby letters of credit outstanding under the DIP facilities were $9.8 and $19.8 million, respectively, at May 2, 1998 and $17.2 and $20.7 million, respectively, at May 3, 1997.

The DIP Facility has an advance rate of 60% of the Loan Value of Eligible Receivables (as defined), plus 72% of the Loan Value of Eligible Inventory (as defined). Between March 1 and December 15, the Company can borrow an overadvance amount on the Loan Value of Eligible Inventory of 5% (the "Overadvance Amount"), subject to a $20 million limitation. At the Company's option, the Company may borrow under the DIP Facility at the Alternate Base Rate (as defined) in effect from time to time (the "Base Rate Applicable Margin") or the adjusted Eurodollar rate plus 2.25% (the "Eurodollar Applicable Margin") for interest periods of one, two or three months. The Base Rate Applicable Margin and Eurodollar Applicable Margin would be increased 0.5% during any fiscal month that the Company has Overadvance Amounts. The weighted average interest rate under the DIP Facility was 7.99% in the first quarter of 1998.

There are no compensating balance requirements under the DIP Facility but the Company is required to pay an annual commitment fee of 0.3% of the unused portion. The DIP Facility contains restrictive covenants including, among other things, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and minimum accounts payable to inventory ratios. The lenders under the DIP Facility have a "super-priority claim" against the estate of the Company. As of May 2, 1998, the Company is in compliance with the DIP Facility covenants. The DIP Facility expires on the earlier of June 30, 1999 or the effective date of any plan of reorganization plan that is confirmed by the Bankruptcy Court.

The Exit Facility has an advance rate equal to 60% of the Loan Value of Eligible Receivables, plus the lower of (i) 72% of the Loan Value of Eligible Inventory or (ii) 80% of the ratio of the annual appraised liquidation value to the Loan Value (as defined) of the inventory (the "Loan to Value Ratio"). Between March 1 and December 15, the Company can borrow an overadvance amount on the Loan Value of Eligible Inventory of 5% provided that the overadvance does not cause the Loan Value of Eligible Inventory to exceed 75% and provided the Loan to Value Ratio does not exceed 85% At the Company's option, the Company may borrow under the Exit Facility at the Base Rate Applicable Margin or the Eurodollar Applicable Margin for interest periods of one, two, or three months. The Base Rate Applicable Margin and Eurodollar Applicable Margin would be increased 0.5% during any fiscal month that the Company has Overadvance Amounts.

The Exit Facility is subject to certain conditions being satisfied, including (i) an all-equity plan of reorganization;
(ii) minimum EBITDA performance; and (iii) minimum borrowing availability on the effective date of the plan of reorganization. The Company obtained a modification to the commitment letter dated April 7, 1998, from BBNA, as agent, that modified their commitment so that the plan of reorganization filed by the Company on April 13, 1998, although not an all-equity plan, satisfies the conditions for the Exit Facility. The Exit Facility will be secured by all of the assets of the Company, except interest in real property.

The Exit Facility contains financial covenants including (i) minimum EBITDA, (ii) minimum accounts payable to inventory; (iii) maximum capital expenditures; and (iv) minimum operating cash flow to interest expense (for the fiscal quarters ending on or about January 31, 2000, and thereafter).

5. Income Taxes

The Company provides for income taxes under the
provisions of Statement of Financial Accounting Standards
("SFAS") No. 109, "Accounting for Income Taxes".   On an interim
basis, the Company provides for income taxes using the estimated annual effective rate method. The Company did not recognize a quarterly or annual income tax expense or benefit in 1997 and also does not expect to recognize a quarterly or annual income tax expense or benefit in 1998.

6. Reorganization Items

The Company provided for or incurred
the following expense and income items during the first quarter of 1998 and 1997, directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations:

                                           (000's)
                                           -------
                                        13 Weeks Ended
                                       5/2/98    5/3/97
                                       ------    ------
Professional fees                      $2,250    $3,000
Interest income                          (121)     (118)
Gain on disposition of properties           -      (135)
                                        -----     -----
                                       $2,129    $2,747
                                        =====     =====

PROFESSIONAL FEES AND INTEREST
INCOME: Professional fees represent estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which are required to be paid by the Company while in Chapter
11). Interest income represents interest earned on cash invested during the Chapter 11 proceeding.

GAIN ON DISPOSITION OF
PROPERTIES: The Company sold two closed store leases in the first quarter of 1997 and the related gains totaling approximately $0.1 million were classified as reorganization items since the associated net asset write-offs were previously included in reorganization items.

RESTRUCTURING
RESERVES: The Company closed 6 stores in February, 1998. As of May 2, 1998, the Company had remaining reserves (included in accrued expenses) totaling approximately $1.2 million (exclusive of provisions for rejected leases discussed in Note 2) for costs associated with the closing of the 6 stores and prior store closings. Approximately $2.1 million of these costs were paid in the first quarter of 1998. The majority of the remaining reserved costs are expected to be paid within a year.

7. Assets Held for Sale

Assets held for sale as of May 2, 1998, consisted of two properties, one of which was sold on May 8, 1998 for approximately $4.5 million. It is expected that a net gain of approximately $1.8 million will be recorded in the second quarter for the sale of that property. The proceeds from any sale of the properties are utilized to pay down the related pre-petition borrowings. The remaining unsold property, if not sold by August 1, 1998, is expected to be transferred to the pre-petition financing group at that time.

8. Post-Retirement Plan

The Company provides certain health care and life insurance benefits for certain retired non-union employees meeting age and service requirements. The Company accounts for the post retirement plan in accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," which requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company's postretirement benefits are funded on a current basis.

The SFAS No. 106 valuation at January 31, 1998, along with a $1.4 million amortization credit in the first quarter of 1998, reflected changes that were effective January 1, 1998. The changes represent the elimination of future benefits for active employees who do not become eligible by January 1, 2000, and a phase-out of the Company contributions over the next two years (at 50% per year beginning January 1, 1999) towards the cost of providing medical benefits to eligible retirees.








                        BRADLEES, INC.
                       AND SUBSIDIARIES
              (Operating as Debtor-in-Possession)


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
-----------------------

Results of operations expressed in millions and as a percentage of net sales were as follows for the 13 weeks ended May 2, 1998
("First Quarter 1998") and May 3, 1997 ("First Quarter 1997"):


                                    13 Weeks Ended
                                     --------------
                              May 2, 1998      May 3, 1997
                              -----------      ----------
(Dollars in millions except
per share amounts)
Total sales                      $293.3           $276.8
Leased department sales             9.4              9.5
                                 ------           ------
Net sales                         283.9  100.0 %   267.3  100.0 %
Cost of goods sold                204.2   71.9     187.7   70.2
                                  -----  -----     -----  -----
Gross margin                       79.7   28.1      79.6   29.8
Leased department and other
 operating income                   2.7    0.9       2.3    0.8
                                  -----   -----     ----   ----
                                   82.4   29.0      81.9   30.6
Selling, store operating,
 administrative and
 distribution expenses             92.5   32.6      98.3   36.8
Depreciation and
 amortization expense               8.6    3.0       9.3    3.5
Loss on disposition of
 property                           0.3    0.1         -      -
Interest and debt expense           3.6    1.3       3.5    1.3
Reorganization items                2.1    0.7       2.8    1.0
                                   ----   ----      ----   ----

Net loss                         ($24.7)  (8.7)%  ($32.0) (12.0)%
                                  ======  =====    ======  =====

Net loss per share               $(2.18)          $(2.18)
                                  ======           ======
Total sales incr.(decr.):
All stores                         6.0 %          (20.9)%
Comparable stores                 10.0 %           (5.9)%

Number of stores in operation
 at end of period                  103              109



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

First Quarter 1998 Compared to First Quarter 1997

Total sales for First Quarter 1998 increased $16.5 million
or 6.0% from First Quarter 1997 due to an increase of 10.0% in comparable store sales (including leased shoe department sales), partially offset by the impact from closing six stores in February, 1998 and one store in April, 1997. The increase in comparable store sales was due primarily to the various merchandising and marketing initiatives implemented throughout 1997, including the reintroduction of lower opening price points and layaway, more item-intensive and price-point oriented circular ad offerings, the addition of certain convenience and commodity products to drive traffic, and the implementation of the "Certified Value" (highlights highly recognizable items at competitive everyday prices) and "WOW" (integrates targeted and unadvertised opportunistic purchases) programs. There were strong sales of both hardlines and softlines in First Quarter
1998.   Comparable store sales were also strong for the
fiscal month of May, 1998.

Gross margin increased $0.1 million despite the closing
of the seven stores since First Quarter 1997, but declined 1.7% as a percentage of net sales in First Quarter 1998 from First
Quarter 1997.   The decrease in the gross margin rate was due
primarily to a lower initial markup, partially offset by fewer clearance markdowns.

Leased department and other operating income increased
$.4 million or 0.1% as a percentage of net sales in First
Quarter 1998 compared to First Quarter 1997.   Layaway fee
income and positive comparable leased shoe department sales more than offset the impact from the store closings.

Selling, store operating, administrative and distribution ("SG&A") expenses declined $5.8 million or 4.2% as a percentage of net sales in First Quarter 1998 from First Quarter 1997. The improved SG&A expense performance was due primarily to the store closings and reductions in overhead costs, including a $1.4 million decrease in benefits expense in First Quarter 1998 resulting from a reduction in retiree medical benefits and improved monitoring of vendor account activities.

Depreciation and amortization expense declined $0.7 million or 0.5% as a percentage of net sales in First Quarter
1998 from First Quarter 1997 due primarily to the impact of the closed stores.

The Company recognized a $0.3 million loss in First
Quarter 1998 associated with the sale of undeveloped property in Westbury, NY, that had been held for sale. The net proceeds from this sale of $7.6 million are included in restricted cash and cash equivalents.

Interest and debt expense increased $0.1 million and remained the same as a percentage of net sales in First Quarter 1998 from First Quarter 1997. Interest costs in First Quarter 1998 were impacted by higher seasonal borrowings compared to the prior-year period. Peak and average revolver borrowings were $122.5 and $99.5 million, respectively, in First Quarter 1998 compared to $94.0 and $67.0 million, respectively, in First Quarter 1997, and the weighted average revolver interest rate in First Quarter 1998 (7.99%) was up from the prior-year period (7.34%). The unfavorable impact on interest expense from these factors was mostly offset by lower capital lease interest expense and lower amortization of deferred financing costs in First Quarter 1998.

The charges in reorganization items of $2.1 million in First Quarter 1998 and $2.8 million in First Quarter
1997 were directly associated with the Chapter 11 proceedings and related restructuring and are discussed in Note 6.

The Company did not record an income tax provision in First Quarter 1998 due to the current expectation of no income tax expense or benefit in 1998. There was also no income tax expense or benefit recorded in First Quarter 1997.

Liquidity and Capital Resources

The Company had outstanding borrowings of $116.1 million at May 2, 1998, exclusive of the issuance of letters of credit, under the Company's $250 million DIP Facility (Note 4). As of May 3, 1997, the Company had outstanding borrowings of $80.5 million, exclusive of the issuance of letters of credit, under the Prior DIP Facility (Note 4). The increase in borrowings since the end of First Quarter 1997 relates to the operating loss in First Quarter 1998 and the 1997 net loss and capital expenditures.

The Company currently expects its
borrowings, exclusive of the issuance of letters of credit, for the full year of 1998 to peak at approximately $170 million in October or November, 1998 and average approximately $120 million. The amount available to borrow in 1998, after deducting expected letters of credit outstanding, is currently expected to peak at approximately $220 million in October or November, 1998 and average approximately $175 million.

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

In First Quarter 1998, cash used by operations before reorganization items was $24.8 million, compared to $22.5 million of cash used by operations before reorganization items in First Quarter 1997. This increase in cash usage despite the improvement in operating results was primarily due to a reduction in accrued expenses (see discussion below).

Net cash used by reorganization items in First Quarter
1998 of $4.8 million was comprised of professional fee payments of $2.9 million and store closing and severance costs of $2.0 million, partially offset by interest income of $0.1 million.

Inventories at May 2, 1998, increased $6.4 million from May 3,
1997, due primarily to low prior-year inventory levels resulting, in part, from some credit issues following disappointing fiscal 1996 results, and increased $22.3 million from January 31, 1998, due primarily to a normal seasonal build-up.

Accounts payable at  May 2, 1998,
increased $7.9 million from May 3, 1997 due primarily to the increase in inventories. Accounts payable increased $16.7 million from January 31, 1998, due to the associated normal seasonal build-up of inventories.

Accrued expenses
at May 2, 1998, were $6.7 million lower than at January 31, 1998, due primarily to payments made against certain reserves established in 1997 for performance bonuses and for employee severance and termination benefits and store closing costs. Accrued expenses were $18.8 million lower than at May 3, 1997, due primarily to reductions in post-retirement medical benefits and vacation pay liabilities, and to certain payments of severance and store closing costs that had been reserved for prior to May 3, 1997.

The Company incurred capital expenditures of $1.6 million in First Quarter 1998 (compared to $3.9 million in First Quarter
1997), primarily for management information systems and various store improvements and maintenance projects. For all of 1998, the Company expects total capital expenditures to be approximately $20 million, primarily for management information systems (including the initial expenditures for a warehouse management system and enhancements to the new merchandise management system), the remodeling of ten stores, and other store improvements. The Company currently expects to finance these expenditures through internally-generated funds.

The Company believes its business strategies and the availability of its DIP Facility and Exit Facility (Note 4), together with the Company's available cash and expected cash flows from 1998 operations and beyond, will enable Bradlees to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are reasonably consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control.

Year 2000 Project

There have been no significant changes
to the Company's Year 2000 project as reported in its Form 10-K for the fiscal year ended January 31, 1998. The Year 2000 project is proceeding as planned and its cost is estimated to be approximately $3 to $4 million, primarily to be incurred in 1998. The Company has not yet incurred most of such costs. The Company expects that the Year 2000 project will be substantially complete by the second quarter of 1999.

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


                         BRADLEES, INC.
                        AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6. Exhibits
and Reports on Form 8-K

(a) Index to
Exhibits

EXHIBIT NO.            EXHIBIT                              PAGE NO.

  10          Supplement to Amended and Restated                21
              Employment Agreement dated as of
              April 15,1998, between and among Bradlees, Inc., Bradlees Stores, Inc. and Peter Thorner.

  15          Letter re:  unaudited interim financial           23
              information.

(b) Reports
on Form 8-K

The following reports on Form 8-K were filed during the quarterly period ended May 2, 1998.

DATE OF REPORT     DATE OF FILING     ITEM NUMBER  DESCRIPTION

February 11, 1998  February 13, 1998       5       Disclosure of
                                                   fiscal 1998
                                                   summary
                                                   financial plan.

March 17, 1998     March 18, 1998          5       Disclosure of
                                                   fourth quarter
                                                   1997 results
                                                   compared to plan.



                                     19



                                 BRADLEES, INC.
                               AND SUBSIDIARIES

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BRADLEES, INC.

  Date:  June 4, 1998               By  /s/ PETER THORNER
                                    Peter Thorner
                                    Chairman and Chief Executive
                                    Officer

  Date:  June 4, 1998               By  /s/ CORNELIUS F. MOSES III
                                    Cornelius F. Moses III
                                    Senior Vice President,
                                    Chief Financial Officer




                                     20




											        			  SUPPLEMENT TO AMENDED              Exhibit 10
                   AND RESTATED EMPLOYMENT AGREEMENT

THIS SUPPLEMENT TO AMENDED AND RESTATED AGREEMENT,dated as of this 15th day of April, 1998, is made by, between and among Bradlees, Inc., a Massachusetts corporation, Bradlees Stores, Inc., a Massachusetts Corporation (either of which are herein called the "Company" and both of which are called the "Companies"), and Peter Thorner (the "Executive").

WHEREAS, the Companies have entered into an employment agreement with the Executive dated October 26, 1995, as amended November
7th, 1997 (the "Amended and Restated Employment Agreement"); and

WHEREAS, pursuant to Section 5.1 of the Amended and Restated Employment Agreement, Executive's "...Annual Base Salary may be increased at any time and from time to time as may be determined from time to time by the Boards or the Compensation Committee designated by the Boards."; and

WHEREAS, the Board of Directors of the Company has accepted the recommendation of its Compensation Committee made after full and complete consideration of salary and other compensation information of similarly sized and profiled retailers as provided by consultants retained by the Company's Compensation
Committee to increase Executive's Annual Base Salary; and

WHEREAS, the Executive and the Companies are desirous of formally recognizing wording changes to the Amended and Restated Employment Agreement to reflect such increase in Executive's Annual Base Salary

NOW THEREFORE, the Companies and the Executive agree as follows:

          1. Article II, Section 2.29 shall now be worded as follows:

          "2.29 "Highest Average Annual Compensation" means the average of the Executive's highest consecutive three years of salary and bonus; provided, however, that in no event will Executive's Highest Average Annual Compensation be less than $1,317,500 ($850,000 salary and bonus at target); and provided, further, that if the Executive is terminated Without Cause or the Executive terminates his employment for Good Reason and the Executive receives Severance Payments, Executive will be treated as earning salary and bonus in the amount used to calculate the Severance Payments for each respective year for which the Severance Payments are calculated"."


                                    21


           2.	Article V, Section 5.1 is changed effective as of February 1,
              1998, by the deletion of the dollar value "$725,000" in line 3, and the insertion of the dollar value "$850,000" in lieu thereof.

           3. All other terms and conditions of the Amended and Restated Employment Agreement shall remain unchanged, and are in full force and effect.

IN WITNESS WHEREOF, the parties have executed this Supplement to the Amended and Restated Employment Agreement on the date first above written.







Attest:						Bradlees Stores, Inc.



/s/CORNELIUS  F. MOSES, III        By: /s/DAVID L. SCHMITT
Senior Vice President,	      	     Its: Senior Vice President,   Chief
Financial Officer	   			           General Counsel,
                                   Secretary and Clerk





Attest:						Bradlees, Inc.



/s/CORNELIUS  F. MOSES, III        By: /s/DAVID L. SCHMITT
Senior Vice President,		           Its: Senior Vice President,  	Chief
Financial Officer	   		            General Counsel,
                                   Secretary and Clerk



Attest:                      						Executive

/s/CORNELIUS  F. MOSES, III        /s/  PETER THORNER
Senior Vice President,
Chief Financial Officer


                                    22



                                                  EXHIBIT 15
May 19, 1998

Bradlees, Inc.
One Bradlees Circle
Braintree, MA  02184

We have made a review,
in accordance with standards established by the Amercian Institute of Certified Public Accountants, of the unaduited interim financial information of Bradlees, Inc. and subsidiaries, Debtor-in-Possession, for the 13-week period ended May 2, 1998 as indicated in our report dated May 19, 1998 which included a going concern paragraph relating to (i) the Company's filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code (ii) certain matters which raise substantial doubt about the Company's ability to continue as a going concern. Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended May 2, 1998, is incorporated by reference in Registration Statement Nos. 33-64850, 33-64858, 33-80896,
33-86954, 33-86956 and 33-92178.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



                                            /s/ ARTHUR ANDERSEN LLP


                                     23