Form 10-Q
period 1998-08-01
BRADLEES INC
filed 1998-09-15
CIK 887356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

            Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998

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

 Number of shares of the issuer's common stock outstanding as of September 1, 1998: 11,310,384 shares.

     Exhibit Index on Page 23
         Page 1 of 25





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bradlees, Inc., Debtor-in-Possession:

We have reviewed the accompanying condensed consolidated balance sheet of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of August 1, 1998, and the related condensed consolidated statements of operations and cash flows for the twenty-six week period ended August 1, 1998 and the condensed consolidated statements of operations for the thirteen-week period ended August 1, 1998. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above to be in conformity with generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements [and Notes 1 and 3 to the annual financial statements for the year ended January 31, 1998 (not presented herein)], on June 23, 1995, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company has experienced operating losses in each of the three years ended January 31, 1998, and for the twenty-six week period ended August 1, 1998 and at August 1, 1998 had a substantial stockholders' deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon, among other things, (i) acceptance of a Plan of reorganization by the Company's creditors with confirmation by the Bankruptcy Court,
(ii) compliance with all debt covenants under the debtor-in-possession financing, (iii) the success of future operations, including returning to profitability and maintaining adequate post bankruptcy financing and liquidity, and (iv) the resolution of the uncertainties of the reorganization case discussed in Note 2. Management's plans in regard to these matters are discussed in Notes 1 and 2 to the condensed consolidated financial statements.

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

The accompanying condensed consolidated balance sheet of the Company as of August 2, 1997, the condensed consolidated statements of operations for the thirteen week period ended August 2, 1997, and the related condensed consolidated statements of operations and cash flows for the twenty-six week period ended August 2, 1997 were reviewed by other accountants whose report was dated August 19, 1997. This report stated that the other accountants were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles and included explanatory paragraphs relating to (i) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, and (ii) substantial doubt about the Company's ability to continue as a going concern.


                                        /s/ARTHUR ANDERSEN LLP
                                        ----------------------

New York, New York
August 18, 1998





                  BRADLEES, INC.
                 AND SUBSIDIARIES
       (Operating as Debtor-in-Possession)

          PART I FINANCIAL INFORMATION

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      (Dollars in thousands except per share amounts)

                                     13 Weeks Ended
                              Aug. 1, 1998      Aug. 2, 1997
                              ------------      ------------
Total sales                     $  322,791       $   311,507
Leased department sales             12,410            14,091
                                  --------           -------
Net sales                          310,381           297,416
Cost of goods sold                 213,788           204,480
                                  --------           -------
Gross margin                        96,593            92,936
Leased department and other
operating income                     2,957             3,145
                                  --------           -------
                                    99,550            96,081
Selling, store operating,
administrative and distribution
expenses                            92,250            97,726
Depreciation and amortization exp.   7,993             9,197
Interest and debt expense            3,964             3,951
Reorganization items                (1,935)            2,071
                                  --------           -------

Net loss                        $   (2,722)      $   (16,864)
                                  ========           ========

Comprehensive loss              $   (2,722)      $   (16,864)
                                  ========           ========

Net loss per share -
basic and diluted               $    (0.24)      $     (1.48)
                                  ========           ========

Weighted average shares
outstanding (in thousands) -
basic and diluted                   11,309             11,387
                                  ========           ========


See accompanying notes to condensed consolidated financial statements.



               BRADLEES, INC.
             AND SUBSIDIARIES
   (Operating as Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands except per share amounts)

                                      26 Weeks Ended
                               Aug. 1, 1998      Aug. 2, 1997
                               ------------      ------------
Total sales                      $  616,097      $   588,346
Leased department sales              21,845           23,559
                                   --------          -------
Net sales                           594,252          564,787
Cost of goods sold                  417,989          392,192
                                   --------          -------
Gross margin                        176,263          172,595
Leased department and other
operating income                      5,730            5,440
                                   --------          -------
                                    181,993          178,035
Selling, store operating,
administrative and distribution
expenses                            184,777          196,048
Depreciation and amortization exp.   16,567           18,540
Loss on disposition of property         241                -
Interest and debt expense             7,590            7,486
Reorganization items                    194            4,818
                                   --------          --------

Net loss                        $   (27,376)      $  (48,857)
                                   ========          ========

Commprehensive loss             $   (27,376)      $  (48,857)
                                   ========          ========
Net loss per share
basic and diluted               $     (2.42)      $    (4.29)
                                   ========          ========

Weighted average shares
outstanding (in thousands)
basic and diluted                    11,309           11,387
                                   ========          ========


See accompanying notes to condensed consolidated financial statements.



                 BRADLEES, INC.
                AND SUBSIDIARIES
       (Operating as Debtor-in-Possession)

 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              (Dollars in thousands)

                       Aug. 1, 1998   Jan. 31, 1998   Aug. 2, 1997
                       ------------   -------------   ------------
ASSETS
Current assets:
Unrestricted cash and
cash equivalents             $8,148        $10,949       $10,858
Restricted cash
and cash equivalents         24,862         16,760         9,334
                             ------         ------        ------
Total cash and
cash equivalents             33,010         27,709        20,192
                             ------        -------       -------

Accounts receivable           7,373         10,013        10,453
Inventories                 239,478        238,629       253,993
Prepaid expenses              8,733          8,733         8,887
Assets held for sale             -           7,754         7,754
                             ------        -------       -------
Total current assets        288,594        292,838       301,279
                            -------        -------       -------

Property, plant and
equipment, net:
Property excl. capital
leases, net                 124,768        131,525       136,975
Property under capital
leases, net                  17,978         18,959        22,681
                            -------        -------       -------
Total property, plant
and equipment, net          142,746        150,484       159,656
                            -------        -------       -------
Other assets:
Lease interests at fair
value, net                  139,063        142,454       146,570
Assets held for sale              -          4,000         5,250
Other, net                    4,850          5,390         4,432
                            -------        -------       -------
Total other assets          143,913        151,844       156,252
                            -------        -------       -------

Total assets               $575,253       $595,166      $617,187
                           ========       ========      ========


                            (Continued)

             BRADLEES, INC.
            AND SUBSIDIARIES
   (Operating as Debtor-in-Possession)

  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
         (Dollars in thousands)

                       Aug. 1, 1998  Jan. 31, 1998  Aug. 2, 1997
                       ------------  -------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable           $121,153      $124,361     $139,410
Accrued expenses             24,324        30,516       41,389
Self-insurance reserves       6,474         6,564        7,378
Short-term debt             111,592        84,208       89,000
Current portion of capital
lease obligations             1,038         1,038        1,966
                           --------       -------      -------
Total current liabilities   264,581       246,687      279,143
                           --------       -------      -------

Long-term liabilities:
Obligations under
capital leases               26,499        27,073       32,224
Deferred income taxes         8,581         8,581        8,581
Self-insurance reserves      13,145        13,328       14,979
Other long-term liabilities  21,333        23,342       26,976
                            -------       -------      -------
Total long-term liabilities  69,558        72,324       82,760
                            -------       -------      -------

Liabilities subject to
settlement under the
reorganization case         554,439       562,105      567,365

Stockholders' equity
(deficiency):
Common stock - 11,310,384
outstanding (11,312,154
at 1/31/98, 11,387,154
at 8/2/97)
Par value                       115           115          115
Additional paid-in-capital  137,821       137,821      137,951
Accumulated deficit        (450,458)     (423,082)    (449,382)
Treasury stock, at cost        (803)         (804)        (765)
                           ---------     ---------    ---------
Total stockholders'
equity (deficiency)        (313,325)     (285,950)    (312,081)
                           ---------     ---------    ---------
Total liabilities and
stockholders equity
(deficiency)               $575,253      $595,166     $617,187
                           ========      ========     ========

See accompanying notes to condensed consolidated financial statements.



         BRADLEES, INC.
        AND SUBSIDIARIES
 (Operating as Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      (Dollars in thousands)

                                  Aug. 1, 1998    Aug. 2, 1997
                                  ------------    ------------
Cash flows from operating
activities:
Net loss                              $(27,376)      $(48,857)
Adjustments to reconcile
net loss to cash used by
operating activities:
Depreciation and amortization exp.      16,567         18,540
Amortization of deferred
financing costs                            763          1,577
Reorganization items                       194          4,818
Changes in working capital
and other, net                          (5,698)         3,597
                                        -------        ------
Net cash used by operating
activities before
reorganization items                   (15,550)       (20,325)
                                        -------       -------
Reorganization items:
Interest income received                   472            229
Chapter 11 professional fees paid       (5,008)        (5,068)
Other reorganization expenses
paid, net                               (2,688)        (3,295)
                                        -------        ------
Net cash used by reorganization
items                                   (7,224)        (8,134)
                                        -------        ------
Net cash used by operating
activities                             (22,774)       (28,459)
Cash flows from investing activities:
Capital expenditures, net               (5,540)       (10,890)
Increase in restricted cash and
cash equivalents                        (8,102)          (208)
                                        -------        -------
Net cash used in investing
activities                             (13,642)       (11,098)
                                        -------        -------
Cash flows from financing activities:
Payments of liabilities subject
to settlement                           (5,231)        (3,506)
Deferred financing costs                     -         (1,776)
Borrowings under the DIP facility       27,384         46,500
Proceeds from sales of properties       12,036              -
Principal payments on capital
lease obligations                         (574)          (828)
                                        -------         ------
Net cash provided by
financing activities                    33,615          40,390
                                        -------         ------
Net increase (decrease) in
unrestricted cash and cash
equivalents                             (2,801)            833
Unrestricted cash and cash equivalents:
Beginning of period                     10,949          10,025
                                        -------         ------
End of period                           $8,148         $10,858
                                        =======        =======

Supplemental disclosure of cash
flow information:
Cash paid for interest and certain
debt fees                               $6,501          $5,221
Cash paid for income taxes              $  153          $  109

Supplemental schedule of noncash
(investing and financing) activities:
Reduction of liabilities subject to
settlement due to transfer of title
to property                             $2,000          $    -


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

    With respect to the unaudited condensed consolidated financial statements for the 13 weeks (second quarter) and 26 weeks (year-to-date) ended August 1, 1998 and August 2, 1997, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

    These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended January 31, 1998 ("1997"). Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending January 30, 1999 ("1998"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

    The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to maintain compliance with debt covenants under the DIP Facility (Note 4), achievement of profitable operations, maintenance of adequate financing, and the resolution of the uncertainties of the reorganization case discussed in Note 2. The Company experienced significant operating losses in 1996 and 1995.

    In an effort to return the Company to profitability and accomplish its long-term goals, the Company is focusing on three core product lines: moderately-priced basic and casual apparel, basic and fashion items for the home, and edited assortments of frequently purchased commodity and convenience products. Bradlees is committed to quality and fashion, especially in apparel and home furnishings, and to improved customer service. The Company believes that it can strategically leverage its strength in the fashion and quality content of its apparel and decorative home product offerings while driving traffic with selected hardlines merchandise.

2.  Reorganization Case

    In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to settlement under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. Except for payments of approximately $2.1 million made in 1997 to settle certain reclamation claims, the ultimate amount and settlement terms for pre-petition liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. Two properties that were financed prior to the Filing and held for sale at the beginning of 1998 were either sold or transferred during the second quarter and the associated pre-petition financing obligation was reduced accordingly (see
Note 7).

    The Company currently retains the exclusive right to solicit acceptance of a plan of reorganization until October 5, 1998, subject to possible extension as approved by the Bankruptcy Court. The Company filed its plan of reorganization and related disclosure statement with the Bankruptcy Court on April 13, 1998, and expects to file an amended plan of reorganization and related disclosure statement with the Bankruptcy Court on or about September 17, 1998, and, subject to confirmation of the amended plan of reorganization, currently anticipates emergence from Chapter 11 at the end of fiscal 1998.
A hearing to approve the amended disclosure statement has been scheduled with the Bankruptcy Court for September 17, 1998.

    Under the Bankruptcy
Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $50.4 million was recorded through August 1, 1998, for rejected leases and contracts. This liability may be subject to future adjustments based on claims filed and Bankruptcy Court actions. Although the Company does not currently anticipate the rejection of additional leases, the Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from any additional leases which may be rejected at a future date. The Company believes that it has recorded its best estimate of the liability for rejected leases and contracts based on information available.

The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below. Deferred financing costs as of the Filing of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Revolver") and subordinated debt (the "2002 and 2003 Notes") have been netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $11.5 million of adequate protection payments since the Filing have been applied to reduce the Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court in 1995. All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.

Liabilities Subject to Settlement 	         (000's)
Under the Reorganization Case	 Aug.1,1998 Jan.31,1998 Aug.2,1997
-----------------------------  ---------- ----------- ----------
Accounts payable                $165,720	  $165,324    $165,762
Accrued expenses                  25,646     27,996      27,932
Revolver                          69,605     71,105      72,905
2002 Notes                       122,274    122,274     122,274
2003 Notes                        97,957     97,957      97,957
Financing obligation              12,460     17,951      17,951
Obligations under capital
leases                            10,367     11,407      11,647
Provision for rejected leases     50,410     48,091      50,937
                                --------   --------    --------
                                $554,439   $562,105    $567,365
                                ========   ========    ========

3.  Restricted Cash and Cash Equivalents

    Restricted cash and cash equivalents at August 1, 1998 were comprised of the following, along with earned interest of $1.0 million: (a) $6.0 million of the $24.5 million federal income tax refund received in April, 1996; (b) $1.1 million of forfeited deposits, net of property carrying costs, received in 1996 on a planned sale of an owned undeveloped property that was not consummated and $7.6 million of net proceeds received when this property was sold in March, 1998; (c) $8.0 million from the sale of a closed store in January, 1998; and (d) other funds ($1.2 million) restricted for security deposits for utility expenses incurred after the Filing.

4.  Debt

    As a result of the Filing, substantially all debt
(exclusive of the DIP Facility) outstanding at August 1, 1998, was classified as liabilities subject to settlement (Note 2).
No principal or interest payments are made on any pre-petition debt (excluding certain capital leases) without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. During 1995, the Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group. The adequate protection payments, a cash settlement, and deferred financing costs have been netted against the related outstanding debt amounts (Note 2).

    Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code; if, however, the debt is collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable. Other than certain adequate protection payments approved by the Bankruptcy Court, no other determinations have yet been made regarding the value of the property interests which collateralize various debts. Although interest may be paid pursuant to an order of the Bankruptcy Court, it is uncertain whether any post-petition interest will be payable or paid. The Company believes at this time that it is unlikely that such interest will be paid. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $7.7 and $15.4 million for the second quarter and year-to-date periods of 1998, respectively, and $7.8 and $15.6 million for the second quarter and year-to-date periods of 1997, respectively.

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

    The DIP Facility
replaced a $200 million Debtor-in Possession Revolving Credit and Guaranty Agreement (the "Prior DIP Facility") with Chase Manhattan Bank, as agent. There were outstanding direct borrowings of $111.6 million under the DIP Facility as of August 1, 1998. Trade and standby letters of credit outstanding under the DIP Facility were $24.8 and $19.7 million, respectively, at August 1, 1998, and $29.9 and $19.7 million, respectively, at August 2, 1997 under the Prior DIP Facility.

    The DIP Facility has an
advance rate of 60% of the Loan Value of Eligible Receivables (as defined), plus 72% of the Loan Value of Eligible Inventory (as defined). Between March 1 and December 15, the Company can borrow an overadvance amount on the Loan Value of Eligible Inventory of 5% (the "Overadvance Amount"), subject to a $20 million limitation. At the Company's option, the Company may borrow under the DIP Facility at the Alternate Base Rate (as defined) in effect from time to time (the "Base Rate Applicable Margin") or the adjusted Eurodollar rate plus 2.25% (the "Eurodollar Applicable Margin") for interest periods of one, two or three months. The Base Rate Applicable Margin and Eurodollar Applicable Margin would be increased 0.5% during any fiscal month that the Company has Overadvance Amounts. The weighted average interest rate under the DIP Facility was 7.95% in the second quarter and 7.97% in the year-to-date period of 1998.

    There are no compensating balance requirements under the DIP Facility but the Company is required to pay an annual commitment fee of 0.3% of the unused portion. The DIP Facility contains restrictive covenants including, among other things, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and minimum accounts payable to inventory ratios. The lenders under the DIP
Facility have a "super-priority claim" against the estate of the Company. As of August 1, 1998, the Company is in compliance with the DIP Facility covenants. The DIP Facility expires on the earlier of June 30, 1999, or the effective date of any plan of reorganization that is confirmed by the Bankruptcy
Court.

    The Exit Facility has an advance rate equal to 60% of the Loan Value of Eligible Receivables, plus the lower of (i) 72% of the Loan Value of Eligible Inventory or (ii) 80% of the ratio of the annual appraised liquidation value to the Loan Value (as defined) of the inventory (the "Loan to Value Ratio"). Between March 1 and December 15, the Company can borrow an overadvance amount on the Loan Value of Eligible Inventory of 5% provided that the overadvance does not cause the Loan Value of Eligible Inventory to exceed 75% and provided the Loan to Value Ratio does not exceed 85%. At the Company's option, the Company may borrow under the Exit Facility at the Base Rate Applicable Margin or the Eurodollar Applicable Margin for interest periods of one, two, or three months. The Base Rate Applicable Margin and Eurodollar Applicable Margin would be increased 0.5% during any fiscal month that the Company has Overadvance Amounts.

    The Exit Facility is subject to certain
conditions being satisfied, including (i) an all-equity plan of reorganization; (ii) minimum EBITDA performance; and (iii) minimum borrowing availability on the effective date of the plan of reorganization. The Company obtained a modification to the commitment letter dated April 7, 1998, from BBNA, as agent, that modified their commitment so that the plan of reorganization filed by the Company on April 13, 1998, although not an all-equity plan, satisfied the conditions for the Exit Facility and the Company expects to obtain a similar modification for the amended plan of reorganization (Note 2). The Exit Facility will be secured by all of the assets of the Company, except interest in real property (although this may be somewhat modified for the amended plan of reorganization).

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

6.  Reorganization Items

    The Company provided for or
incurred the following expense and income items during the second quarter and year-to-date periods of 1998 and 1997, directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations:

                                  (000's)
                       13 Weeks Ended  26 Weeks Ended
                       8/1/98  8/2/97  8/1/98   8/2/97
                       ------  ------  ------   ------
Professional fees      $2,250  $2,250  $4,500   $5,250
Interest income          (351)   (111)   (472)    (229)
Asset write-off           470       -     470        -
Gain on disposition of
 properties            (1,873)    (68) (1,873)    (203)
Provision for rejected
 leases                (2,431)      -  (2,431)       -
                       -------  ------  ------  ------
                      $(1,935) $2,071   $ 194   $4,818
                       =======  ======  ======  ======

Professional
fees and interest income: Professional fees represent estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which are required to be paid by the Company while in Chapter 11). Interest income represents interest earned on cash invested during the Chapter 11 proceeding.

Net asset write-off: The
Company incurred a $0.5 million net asset write-off in the second quarter of 1998 relating to the disposal of greeting card fixtures that are being replaced as a consequence of the Company's rejection of its greeting card supply contract.

Gain on disposition
of properties: The Company sold a previously closed store in the second quarter of 1998 (see Note 7) and recognized a gain of $1.9 million that was classified as a reorganization item since the associated asset write-offs were previously included in reorganization items.

Provision for
rejected leases: During the second quarter of 1998, the Company was notified by two of its former landlords at closed locations that the properties had been re-let and therefore their claims for rejected lease damages were reduced by $2.4 million. The Company reduced its rejected lease liability accordingly and recognized a reorganization credit for that amount in the second quarter. In regards to the rejection of the Company's greeting card supply contract mentioned above, the Company recorded certain reclassifications to and within liabilities subject to settlement under the reorganization case for this contract rejection.

Restructuring
reserves: The Company closed 6 stores in February, 1998. As of August 1, 1998, the Company had remaining reserves (included in accrued expenses) totaling approximately $1.1 million (exclusive of provisions for rejected leases discussed in Note 2) for costs associated with the closing of the 6 stores and prior store closings and restructuring. Approximately $2.7 million of restructuring costs were paid in the year-to-date period of 1998. The majority of the remaining reserved costs are expected to be paid within a year.

7. Assets Held for Sale

    The Company had assets
held for sale at the beginning of 1998 that consisted of two properties, one of which was sold in the second quarter for approximately $4.3 million. A net gain of approximately $1.9 million was recorded in the second quarter for the sale of that property (Note 6) and the net proceeds from the sale of the property of $3.5 million were utilized to pay down the related pre-petition financing obligation. Title to the other property that had been held for sale was transferred to the related financing group at the end of the second quarter and the pre-petition financing obligation was reduced by the amount of the carrying value of the property ($2 million) pending a final agreement on the economic value of the property (which is currently anticipated to be at or above $2 million).

8. Post-Retirement Plan

    The Company provides certain health care and life insurance benefits for certain retired non-union employees meeting age and service requirements. The Company accounts for the post retirement plan in accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," which requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company's post-retirement benefits are funded on a current basis.

    The SFAS No. 106 valuation at January 31, 1998, along with amortization credits of $1.4 and $2.8 million in the second quarter and year-to-date periods of 1998, respectively, reflected changes that were effective January 1, 1998. The changes represent the elimination of future benefits for active employees who do not become eligible by January 1, 2000, and a phase-out of the Company contributions over the next two years (at 50% per year beginning January 1, 1999) towards the cost of providing medical benefits to eligible retirees.

9.  Statement of Financial Accounting Standards No. 133

    In June 1998, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company currently believes that there will be no impact from SFAS No. 133 on the Company's earnings.




               BRADLEES, INC.
              AND SUBSIDIARIES
    (Operating as Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Results of operations, summarized in millions of dollars and expressed as a percentage of net sales (on the next page), were as follows for the 13 weeks and 26 weeks ended August 1, 1998 ("Second Quarter 1998" and "Year-to-Date 1998",respectively) and for the 13 weeks and 26 weeks ended August 2, 1997 ("Second Quarter 1997" and "Year-to-Date 1997", respectively):

                     13 Weeks Ended            26 Weeks Ended
                Aug. 1, 1998 Aug. 2, 1997 Aug. 1, 1998 Aug. 2, 1997
                ------------ ------------ ------------ ------------
(Dollars in millions
except per share
amounts)
Total sales          $322.8     $311.5        $616.1     $588.3
Leased dept. sales     12.4       14.1          21.8       23.5
                     ------     ------         -----      -----
Net sales             310.4      297.4         594.3      564.8
Cost of goods sold    213.8      204.5         418.0      392.2
                     ------     ------         -----      -----
Gross margin           96.6       92.9         176.3      172.6
Leased dept. and
other operating income  3.0        3.2           5.7        5.4
                     ------     ------         -----      -----
                       99.6       96.1         182.0      178.0
Selling,store operating,
administrative and
distribution expenses  92.3       97.7         184.8      196.1
Depreciation and
amortization expense    8.0        9.2          16.6       18.5
Loss on disposition
of properties             -          -           0.2          -
Interest and debt exp.  3.9        4.0           7.6        7.5
Reorganization items   (1.9)       2.1           0.2        4.8
                     ------     ------         -----     ------
Net loss              $(2.7)    $(16.9)       $(27.4)    $(48.9)
                     ======     ======        ======     ======
Net loss
per share            $(0.24)    $(1.48)       $(2.42)    $(4.29)
                     ======     ======        ======     ======

Total sales incr.(decr.):
All stores             3.6 %    (19.3)%         4.7 %    (20.1)%
Comparable stores      7.4 %     (7.3)%         8.6 %     (6.9)%

Number of stores in
operation at end of
period                 103        109           103        109





              BRADLEES, INC.
             AND SUBSIDIARIES
  (Operating as Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Con't)

                      13 Weeks Ended          26 Weeks Ended
               Aug. 1, 1998 Aug. 2, 1997 Aug. 1, 1998 Aug. 2, 1997
               ------------ ------------ ------------ ------------
As a percentage of
net sales, results
  were as follows:
Net sales           100.0%       100.0%      100.0%      100.0%
Cost of goods sold   68.9         68.8        70.3        69.4
                   ------       ------      ------      ------
Gross margin         31.1         31.2        29.7        30.6
Leased depart.
other oper. income    1.0          1.1         0.9         0.9
                   ------       ------       -----       -----
                     32.1         32.3        30.6        31.5
Selling, store oper.,
administrative and
distribution exp.    29.7         32.9        31.1        34.7
Depreciation and
amortization expense  2.6          3.1         2.8         3.3
Loss on disposition
of properties           -            -           -           -
Int. and debt exp.    1.3          1.3         1.3         1.3
Reorganization items (0.6)         0.7           -         0.9
                    ------      ------       -----       -----

Net loss             (0.9)%       (5.7)%      (4.6)%      (8.7)%
                     ======     =======     =======     =======


   The following discussions, as well as other portions of this document, include certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially. For example, the Company's statements regarding expected 1998 second-half borrowings, amounts available to borrow and capital expenditures are dependent on the Company's future operating performance and ability to meet its financial obligations, which is further dependent upon, among other things, continued acceptance of the Company's new merchandising and marketing initiatives, competitive conditions, changes in consumer spending and consumer spending habits, weather, economic and political conditions, availability and cost of sufficient labor, the Asian economic conditions, and changes in import duties, tariffs and quotas.


Second Quarter 1998 Compared to Second Quarter 1997
---------------------------------------------------

   Total sales for Second Quarter 1998
increased $11.3 million or 3.6% from Second Quarter 1997 due to an increase of 7.4% in comparable store sales (including leased shoe department sales), partially offset by the impact from closing six stores in February, 1998. The increase in comparable store sales was due primarily to the various merchandising and marketing initiatives started in 1997, including the reintroduction of lower opening price points in certain departments and layaway, more item-intensive and price-point oriented circular ad offerings, the addition of certain convenience and commodity products to drive traffic, and the implementation of two key programs: "Certified Value" (highlights highly recognizable items at competitive everyday prices) and "WOW" (integrates targeted and unadvertised opportunistic purchases). There were strong sales of both hardlines and softlines in Second Quarter 1998.

   Gross margin increased $3.7 million in Second Quarter 1998 compared to Second Quarter 1997 due principally to the strong comparable store sales. Gross margin as a percentage of net sales remained virtually unchanged (31.1% vs. 31.2%) from the Second Quarter of 1997. Leased department and other operating income decreased $0.2 million or 0.1% as a percentage of net sales in Second Quarter 1998 compared to Second Quarter 1997.

   Selling, store operating, administrative and distribution ("SG&A") expenses declined $5.4 million or 3.2% as a percentage of net sales in Second Quarter 1998 from Second Quarter 1997. The improved SG&A expense performance was due primarily to the store closings, reductions in store operating and advertising expenses, and reductions in overhead costs, including a $1.4 million decrease in benefits expense in Second Quarter 1998 resulting from a reduction in retiree medical benefits and improved monitoring of vendor account activities.

   Depreciation and amortization expense declined $1.2 million or 0.5% as a percentage of net sales in Second Quarter 1998 from Second Quarter 1997 due primarily to the impact of the closed stores.

   Interest and debt expense was virtually unchanged and remained the same as a percentage of net sales in Second Quarter 1998 from Second Quarter 1997. Peak and average revolver borrowings were $127 and $116 million, respectively, in Second Quarter 1998 compared to $89 and $79 million, respectively, in Second Quarter 1997, (see Liquidity and Capital Resources), and the weighted average revolver interest rate in Second Quarter 1998 (7.95%) was up from the prior-year period (7.63%). The unfavorable impact on interest expense from these factors was offset by lower capital lease interest expense and lower amortization of deferred financing costs in Second Quarter 1998.

   The credit in reorganization items of $1.9 million in Second Quarter 1998 and the charge of $2.1 million in Second Quarter 1997 were directly associated with the Chapter 11 proceedings and related restructuring and are discussed in Note
6.

   The Company did not record an income tax provision in Second Quarter 1998 due to the current expectation of no income tax expense or benefit in 1998. There was also no income tax expense or benefit recorded in Second Quarter 1997.


Year-to-Date 1998 Compared to Year-to-Date 1997
-----------------------------------------------

   Year-to-Date 1998 total sales increased
$27.8 million or 4.7% from Year-to-Date 1997 due to an increase of 8.6% in comparable store sales, partially offset by the impact from closing six stores in February, 1998. The increase in Year-to-Date comparable store sales was due primarily to the factors discussed above for Second Quarter 1998.

   Gross margin for Year-to-Date 1998
increased $3.7 million, primarily as a result of the strong comparable store sales but decreased 0.9% as a percentage of net sales due primarily to a 1.7% decline in the gross margin rate in the first quarter of 1998. The decrease in the gross margin rate in the first quarter was due primarily to a lower initial markup, partially offset by fewer clearance markdowns.

   Leased department and other
operating income increased $0.3 million in Year-to-Date 1998 compared to Year-to-Date 1997. Layaway fee income more than offset the impact from the store closings and unfavorable leased shoe department sales.

   Year-to-Date 1998 SG&A
expenses declined $11.3 million or 3.6% as a percentage of net sales compared to Year-to-Date 1997. The improved SG&A expense performance was due primarily to the same factors discussed above for Second Quarter 1998.

   Depreciation and amortization expense declined $1.9 million or 0.5% as a percentage of net sales in Year-to-Date 1998 compared to Year-to-Date 1997. The decline was primarily due to the closing of six stores in February 1998.

   Interest and debt expense increased $0.1 million and remained the same as a percentage of net sales in Year-to-Date 1998 from Year-to-Date 1997. Peak and average revolver borrowings were $127 and $108 million, respectively, in Year-to-Date 1998 compared to $94 and $73 million, respectively, in Year-to-Date 1997, and the weighted average revolver interest rate was 7.97% during Year-to-Date 1998 compared to 7.45% in the prior-year period. The unfavorable impact on Year-to-Date 1998 interest expense from these factors was offset by the same factors discussed above for Second Quarter 1998.

   Reorganization items of $0.2 and $4.8 million for Year-to-Date 1998 and Year-to-Date 1997, respectively, were associated with the Chapter 11 proceedings and related restructuring and are discussed in Note 6.

   The Company did not record an income
tax provision in Year-to-Date 1998 due to the current expectation of no income tax expense or benefit in 1998. There was no income tax expense or benefit recorded in Year-to-Date
1997.


Liquidity and Capital Resources
-------------------------------

   The Company had outstanding
borrowings of $111.6 million at August 1, 1998, exclusive of the issuance of letters of credit, under the Company's $250 million DIP Facility (Note 4). As of August 2, 1997, the Company had outstanding borrowings of $89.0 million, exclusive of the issuance of letters of credit, under the Prior DIP Facility (Note 4). The increase in borrowings since the end of Second Quarter 1997 relates primarily to the net loss incurred in Year-to-Date 1998, including Chapter 11 professional fees and other reorganization expenses.

   The Company currently expects its borrowings, exclusive of the issuance of letters of credit, for the second half of 1998 to peak at approximately $180 million in October or November, 1998 and average approximately $130 million. The amount available to borrow in the second half of 1998, after deducting expected letters of credit outstanding, is currently expected to peak at approximately $220 million in October or November, 1998 and average approximately $180 million.

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

   In Year-to-Date 1998, cash used by operations before reorganization items was $15.6 million, compared to $20.3 million of cash used by operations before reorganization items in Year-to-Date 1997. This decrease in cash usage was due principally to the improvement in operating results,partially offset by a reduction in accrued expenses (see discussion below).

   Net cash used by reorganization items in Year-to-Date 1998 of $7.2 million was comprised of professional fee payments of $5.0 million and store closing and severance costs of $2.7 million, partially offset by interest income of $0.5 million.

   Inventories at August 1, 1998,
decreased $14.5 million from August 2, 1997, due primarily to the closing of six stores in February 1998 (inventories increased approximately $1.6 million, excluding the impact of the closed stores). Accounts payable at August 1, 1998, decreased $18.3 million from August 2, 1997, due, in part, to the decrease in inventories.

   Accrued expenses at August 1, 1998, were $6.2 million lower than at January 31, 1998, due primarily to payments made against certain reserves established in or prior to 1997 for performance bonuses, employee severance and termination benefits and store closing costs. Accrued expenses were $17.0 million lower than at August 2, 1997, due primarily to reductions in severance reserves, vacation pay liabilities and store closing costs.

   The Company incurred capital expenditures of $5.5 million in Year-to-Date 1998 (compared to $10.9 million in Year-to-Date
1997), primarily for management information systems, store remodels and store maintenance projects. The larger Year-to-Date 1997 total was principally a result of the 1997 expenditures associated with a new merchandise management system. For all of 1998, the Company expects total capital expenditures to be approximately $20 million, primarily for management information systems (including the initial expenditures for a warehouse management system and enhancements to the new merchandise management system), the remodeling of nine stores, and other store improvements and maintenance. The Company currently expects to finance these expenditures through internally-generated funds.

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


Year 2000 Project
-----------------

          There have been no significant changes to the Company's Year 2000 project as reported in its Form 10-K for the fiscal year ended January 31, 1998. The Year 2000 project is proceeding as planned and its cost is estimated to be approximately $3 to $4 million, the majority of which is expected to be incurred in 1998. The Company incurred approximately $1.2 million in costs in Year-to-Date 1998. The Company expects that the Year 2000 project will be substantially complete by the second quarter of 1999.

   The Company contracted with
a major outside consulting firm to provide the majority of the resources required to identify, and then replace or remediate, the Company's systems as necessary. The company also intends to develop contingency plans during the second-half of 1998 in the event that such replacement or remediation is not fully completed in a timely manner. If the Year 2000 upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

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



                      BRADLEES, INC.
                     AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K


(a)	Index to Exhibits


Exhibit No.       	Exhibit                            Page No.
-----------   -------------------------------         -------


 15 	      Letter re: unaudited interim financial        25
           information.


(b)	Reports on Form 8-K


The following reports on Form 8-K were filed during the quarterly period ended August 1, 1998:


Date of Report 	Date of Filing	Item Number  Description
--------------  -------------- -----------  ------------------

June 4, 1998   	 June 5, 1998	      5       Disclosure of first
                                            quarter 1998 results
                                            compared to plan.









                BRADLEES, INC.
               AND SUBSIDIARIES


                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BRADLEES, INC.


Date: September 14, 1998	         By /s/ PETER THORNER
                                     -----------------
                                  Peter Thorner
                                  Chairman and Chief
                                  Executive Officer



Date: September 14, 1998	         By /s/ CORNELIUS F. MOSES III
                                     --------------------------
                                  Cornelius F. Moses III
                                  Senior Vice President,
                                  Chief Financial Officer







                                          Exhibit 15


August 18, 1998



Bradlees, Inc.
One Bradlees Circle
Braintree, Massachusetts 02184


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Bradlees, Inc., and subsidiaries, Debtor-in-Possession, for the 13-week period ended August 1, 1998 as indicated in our report dated August 18, 1998 which included a going concern paragraph relating to (i) the Company's filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code, (ii) certain matters which raise substantial doubt about the Company's ability to continue as a going concern. Because we did not perform an audit, we expressed no opinion on that information.


We are aware that out report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended August 1, 1998, is incorporated by reference in Registration Statement Nos. 33-64850, 33-64858, 33-80896,
33-86954, 33-86956 and 33-92178.


We also are aware that the aforementioned report, pursuant to Rule 436 (c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


                           	/s/ARTHUR ANDERSEN LLP
                            ----------------------