Form 10-Q
period 1998-10-31
BRADLEES INC
filed 1998-12-15
CIK 887356

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                          Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1998

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

  Number of shares of the issuer's common stock outstanding as of December 1, 1998:
11,310,384 shares.

Exhibit Index on Page 32
Page 1 of 34(Including Exhibit)



          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bradlees, Inc., Debtor-in-Possession:

We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries, Debtor-in-Possession (the "Company"), as of October 31, 1998 and November 1, 1997, and the related condensed consolidated statements of operations, for the thirteen week periods then ended and for the thirty-nine week period ended October 31, 1998, and the related condensed consolidated statement of cash flows for the thirty-nine week period ended October 31, 1998. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements [and Notes 1 and 3 to the annual financial statements for the year ended January 31, 1998 (not presented herein)], on June 23, 1995, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company has experienced operating losses in each of the three years ended January 31, 1998, and for the thirteen and thirty-nine week periods ended October 31, 1998 and at October 31, 1998 had a substantial stockholders' deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon, among other things, (i) consummation of the Plan of Reorganization, (ii) compliance with all debt covenants under the debtor-in-possession financing, (iii) the success of future operations, including returning to profitability and maintaining adequate post bankruptcy financing and liquidity, and (iv) the resolution of the uncertainties of the reorganization case discussed in Note 2. Management's plans in regard to these matters are discussed in Notes 1 and 2 to the condensed consolidated financial statements.

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

The accompanying condensed consolidated statements of operations and cash flows for the thirty-nine week period ended November 1, 1997, which include the thirteen week periods, ended May 3, 1997 and August 2, 1997 were reviewed by other accountants. Their reports were dated May 21, 1997 and August 19, 1997, respectively. These reports stated that the other accountants were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles and included explanatory paragraphs relating to (i) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, and (ii) substantial doubt about the Company's ability to continue as a going concern.

                           /s/ARTHUR ANDERSEN LLP

New York, New York
November 17, 1998



                          BRADLEES, INC.
                        AND SUBSIDIARIES
             (Operating as Debtor-in-Possession)

               Part 1 - Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    (Dollars in thousands except per share amounts)

                                       13 Weeks Ended
                                       --------------
                             Oct. 31, 1998     Nov. 1, 1997
                            --------------    -------------
Total sales                       $323,106        $342,337
Leased department sales             10,973          11,904
                                 --------        --------
Net sales                          312,133         330,433
Cost of goods sold                 217,394         233,329
                                 --------        --------
Gross margin                        94,739          97,104
Leased department and other
operating income                     3,028           3,282
                                  --------        --------
                                    97,767         100,386
Selling, store operating,
administrative and
distribution expenses               95,549          93,796
Depreciation and amortization exp.   7,803           9,004
Interest and debt expense            4,371           4,187
Reorganization items                (2,749)         (6,978)
                                   --------         -------
Net income (loss)                  ($7,207)         $  377
                                  =========         =======
Comprehensive income (loss)        ($7,207)         $  377
                                  =========         =======
Net income (loss) per share         ($0.64)          $0.03
                                  =========        =========
Weighted average shares outstanding
(in thousands)-basic and diluted    11,310          11,366


See accompanying notes to condensed consolidated financial statements.

                     BRADLEES, INC.
                   AND SUBSIDIARIES
        (Operating as Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     (Dollars in thousands except per share amounts)

                                      39 Weeks Ended
                                      --------------
                              Oct. 31, 1998    Nov. 1, 1997
                              -------------    ------------
Total sales                        $939,203        $930,683
Leased department sales              32,818          35,463
                                   --------        --------
Net sales                           906,385         895,220
Cost of goods sold                  635,383         625,521
                                   --------        --------
Gross margin                        271,002         269,699
Leased department and other
operating income                      8,757           8,722
                                   --------        --------
                                    279,759         278,421
Selling, store operating,
administrative and
distribution expenses               280,326         289,844
Depreciation and amortization exp.   24,370          27,544
Loss on disposition of properties       241             -
Interest and debt expense            11,960          11,673
Reorganization items                 (2,555)         (2,160)
                                   --------         --------
Net loss                           ($34,583)       ($48,480)
                                   =========       =========
Comprehensive loss                 ($34,583)       ($48,480)
                                   =========       =========
Net loss per share                   ($3.06)         ($4.26)
                                   =========       =========
Weighted average shares outstanding
(in thousands) - basic and diluted   11,311          11,382
                                    ========        ========


See accompanying notes to condensed consolidated financial statements.

                        BRADLEES, INC.
                      AND SUBSIDIARIES
           (Operating as Debtor-in-Possession)

   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              (Dollars in thousands)

                   Oct. 31, 1998  Jan. 31, 1998  Nov. 1, 1997
                   -------------  -------------  ------------
ASSETS
Current assets:
Unrestricted cash
and cash equivalent      $10,959        $10,949       $11,291
Restricted cash and
cash equivalents          25,129         16,760         9,436
                          ------         ------       -------
Total cash and
cash equivalents          36,088         27,709        20,727
                          ------         ------       -------
Accounts receivable       11,925         10,013        14,183
Inventories              318,883        238,629       335,359
Prepaid expenses          11,031          8,733        11,087
Assets held for sale         -            7,754         7,754
                          ------         ------       -------
Total current assets     377,927        292,838       389,110
                         -------        -------       -------
Property, plant and
equipment, net:
Property excluding
capital leases, net      123,892        131,525       135,430
Property under capital
leases, net               17,732         18,959        21,126
                          ------         ------       -------
Total property, plant
and equipment, net       141,624        150,484       156,556
                         -------        -------       -------
Other assets:
Lease interests
at fair value, net       137,350        142,454       144,705
Assets held for sale        -             4,000         5,250
Other, net                 4,509          5,390         4,386
                         -------        -------       -------
Total other assets       141,859        151,844       154,341
                         -------        -------       -------
Total assets            $661,410       $595,166      $700,007
                        ========       ========      ========


                             (Continued)

                     BRADLEES, INC.
                    AND SUBSIDIARIES
          (Operating as Debtor-in-Possession)

 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           (Dollars in thousands)

                     Oct. 31, 1998  Jan. 31, 1998  Nov. 1, 1997
                     -------------  -------------  ------------
LIABILITIES AND
STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable          $179,413      $124,361       $196,279
Accrued expenses            23,221        30,516         34,619
Self-insurance reserves      6,027         6,564          6,144
Short-term debt            157,392        84,208        131,500
Current portion of
capital lease obligations    1,038         1,038          1,038
                           -------       -------         ------
Total current liabilities  367,091       246,687        369,580

Long-term liabilities:
Obligations under
capital leases              26,211         27,073        32,738
Deferred income taxes        8,581          8,581         8,581
Self-insurance reserves     12,237         13,328        12,473
Other long-term liabilities 19,034         23,342        28,186
                            ------         ------        ------
Total long-term
liabilities                 66,063         72,324        81,978

Liabilities subject to
settlement under the
reorganization case        548,788        562,105       560,154

Stockholders' deficiency:
Common stock - 11,310,384
outstanding (11,312,154
at 1/31/98, 11,387,154
at 11/1/97)
Par value                      115            115           115
Additional paid-in-capital 137,821        137,821       137,951
Accumulated deficit       (457,665)      (423,082)     (449,007)
Treasury stock, at cost       (803)          (804)         (764)
                          --------       --------       -------
Total stockholders'
deficiency                (320,532)     (285,950)      (311,705)
                          --------       --------       -------
Total liabilities and
stockholders'deficiency   $661,410      $595,166       $700,007
                          ========      ========       ========


See accompanying notes to condensed consolidated financial statements.

                      BRADLEES, INC.
                    AND SUBSIDIARIES
            (Operating as Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               (Dollars in thousands)

                                       39 Weeks Ended
                                       --------------
                                Oct. 31, 1998   Nov. 1, 1997
                                -------------   ------------
Cash flows from operating
activities:
Net loss                             ($34,583)      ($48,480)
Adjustments to reconcile net
loss to cash used by operating
activities:
Depreciation and amortization expense  24,370         27,544
Amortization of deferred financing
costs                                   1,215          2,098
Reorganization items                   (2,555)        (2,160)
Changes in working capital
and other, net                        (37,231)       (29,832)
                                    ---------       --------
Net cash used by operating activities
before reorganization items           (48,784)       (50,830)
                                    ---------       --------
Reorganization items:
Interest income received                  746            330
Chapter 11 professional fees paid      (7,786)        (7,877)
Other reorganization expenses
paid, net                              (3,225)        (5,611)
                                     --------        --------
Net cash used by reorganization items (10,265)        (13,158)
                                     ---------       --------
Net cash used by operating activities (59,049)        (63,988)

Cash flows from investing activities:
Capital expenditures, net             (10,379)        (14,721)
Increase in restricted cash
and cash equivalents                   (8,369)           (310)
                                    ---------         -------
Net cash used in
investing activities                  (18,748)        (15,031)
                                    ---------        --------
Cash flows from financing activities:
Payments of liabilities
subject to settlement                  (6,551)         (5,447)
Deferred financing costs                  -            (2,026)
Net borrowings under the
DIP facilities                         73,184          89,000
Proceeds from sales of properties      12,036             -
Principal payments on capital
lease obligations                        (862)         (1,242)
                                    ---------        --------
Net cash provided by
financing activities                   77,807          80,285
                                    ---------        --------
Net increase in unrestricted cash
and cash equivalents                       10           1,266
Unrestricted cash and cash equivalents:
Beginning of period                    10,949          10,025
                                    ---------        --------
End of period                         $10,959         $11,291
                                    =========       =========

Supplemental disclosure of cash
flow information:
Cash paid for interest and
certain debt fees                     $10,282          $9,264
Cash received (paid) for income taxes   ($279)           $109
Supplemental schedule of noncash
(investing and financing) activities:
Reduction of liabilities subject to
settlement due to transfer of
title to property                      $2,000              -

See accompanying notes to condensed consolidated financial statements.

                             BRADLEES INC.
                          AND SUBSIDIARIES
                 (Operating as Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The condensed consolidated financial statements of Bradlees, Inc. and subsidiaries, including Bradlees Stores, Inc. (collectively "Bradlees" or the "Company") have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 23, 1995 (the "Filing"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

With respect to the unaudited
condensed consolidated financial statements for the 13 weeks (third quarter) and 39 weeks (year-to-date) ended October 31, 1998 and November 1, 1997, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

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

The Company's ability to
continue as a going concern is dependent upon consummation of the Company's amended plan of reorganization by the Bankruptcy Court (Note 2), the ability to maintain compliance with debt covenants under the DIP Facility (Note 4), achievement of profitable operations, maintenance of adequate financing, and the resolution of the uncertainties of the reorganization case discussed in Note 2. The Company experienced significant operating losses in 1996 and 1995.

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

2. Reorganization
   Case

In the Chapter 11
case, substantially all liabilities as of the date of the Filing are subject to settlement under the amended plan of reorganization (the "Plan") that was confirmed by the Bankruptcy Court on November 18, 1998. The Plan provides for approximately $165 million in distributions to creditors, inclusive of $16 million of administrative claim payments, $7 million in tax and cure notes, $14 million in cash, $40 million in convertible notes primarily payable to the Company's pre-Chapter 11 bank group, new common stock with an estimated value of $85 million and $3 million in other distributions. As previously reported, all existing stock will be canceled upon the Company's emergence from bankruptcy with no issuance of new stock to current shareholders.

A Form 8-K
has been filed with the SEC that describes, among other things, the classification and treatment of pre-petition claims under the Plan and conditions to the occurrence of the Plan's effective date. The Company expects to emerge from Chapter 11 at, or prior to, the end of fiscal year 1998. Pro forma financial information has been presented in the Company's Form S-1 Registration Statement ("Form S-1") filed with the SEC in November, 1998 and is updated in Note 11. A lessor of one of the Company's stores has filed an appeal from the Confirmation Order (the "Appeal") and an application in the United States District Court for the Southern District of New York seeking a stay of the Confirmation Order pending the outcome of the Appeal (the "Stay Application"). The Appeal and Stay Application have not yet been decided. A hearing on the Stay Application is scheduled for December 15, 1998.

Schedules were filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are continuing to be investigated and resolved. Although the ultimate amount and settlement terms for all pre-petition liabilities have not yet been finalized, the Company believes that the total of unsecured claims will not exceed $300 million, a condition precedent to the effectiveness of the Plan. Payments of approximately $2.1 million were made in 1997 to settle certain reclamation claims and two properties that were financed prior to the Filing and held for sale at the beginning of 1998 were either sold or transferred during the second quarter and the associated pre-petition financing obligation was reduced accordingly (Note 7).

Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $45.7 million was recorded through October 31, 1998, for rejected leases and contracts. This liability may be subject to future adjustments based on claims filed and Bankruptcy Court actions. The Company believes that it has recorded its best estimate of the liability for rejected leases and contracts based on information currently available.

The principal categories of claims
classified as "Liabilities Subject to Settlement Under the Reorganization Case" are identified below. Deferred financing costs as of the Filing of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Revolver") and subordinated debt (the "2002 and 2003 Notes") have been netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $12.7 million of adequate protection payments since the Filing have been applied to reduce the Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court in 1995. All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.

Liabilities Subject to Settlement         (000's)
---------------------------------      --------------
Under the Reorganization Case
-----------------------------
                      Oct. 31, 1998 Jan. 31, 1998 Nov. 1, 1997
                      ------------- ------------   ---------
Accounts payable         $166,567    $165,324      $165,016
Accrued expenses           26,000      27,996        27,694
Revolver                   68,405      71,105        72,005
2002 Notes                122,274     122,274       122,274
2003 Notes                 97,957      97,957        97,957
Financing obligation       12,460      17,951        17,951
Obligations under capital
leases                      9,440      11,407        11,527
Provision for rejected
leases                     45,685      48,091        45,730
                          -------     -------       -------
                         $548,788    $562,105      $560,154
                         ========    ========      ========

3. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at October 31, 1998 were comprised of the following, along with earned interest of $1.2 million: (a) $6.0 million of the $24.5 million federal income tax refund received in April, 1996; (b) $1.1 million of forfeited deposits, net of property carrying costs, received in 1996 on a planned sale of an owned undeveloped property that was not consummated and $7.6 million of net proceeds received when this property was sold in March, 1998; (c) $8.0 million from the sale of a closed store in January, 1998; and (d) other funds ($1.2 million) restricted for security deposits for utility expenses incurred after the Filing.

4. Debt

As a result of the Filing, substantially all debt
(exclusive of the DIP Facility) outstanding at October 31, 1998, was classified as liabilities subject to settlement (Note 2).
No principal or interest payments are made on any pre-petition debt (excluding certain capital leases) without Bankruptcy Court approval or until the Plan has been consummated. During 1995, the Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group.
The adequate protection payments, a cash settlement, and deferred financing costs have been netted against the related outstanding debt amounts (Note 2).

Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $7.7 and $23.1 million for the third quarter and year-to-date periods of 1998, respectively, and $7.8 and $23.3 million for the third quarter and year-to-date periods of 1997, respectively.

FINANCING FACILITY  The Company has
a $250 million financing facility (the "Financing Facility") (of which $125 million is available for issuance of letters of credit) with BankBoston Retail Finance, Inc. ("BBNA") as agent, under which the Company is allowed to borrow for general corporate purposes, working capital and inventory purchases.
The Financing Facility consists of (a) an up to eighteen-month debtor-in-possession revolving credit facility in the maximum principal amount of $250 million (the "DIP Facility"-see below) and, subject to meeting certain conditions, (b) an up to three-year post-emergence credit facility in the maximum principal amount of $270 million (the "Exit Facility"-see below). The commitment period for the combined facility cannot exceed four years.

The DIP Facility replaced
a $200 million Debtor-in Possession Revolving Credit and Guaranty Agreement (the "Prior DIP Facility") with Chase Manhattan Bank, as agent. There were outstanding direct borrowings of $157.4 million under the DIP Facility as of October 31, 1998. Trade and standby letters of credit outstanding under the DIP Facility were $8.5 and $19.3 million, respectively, at October 31, 1998, and $16.1 and $19.7 million, respectively, at November 1, 1997 under the Prior DIP Facility.

The DIP
Facility has an advance rate of 60% of the Loan Value of Eligible Receivables (as defined), plus 72% of the Loan Value of Eligible Inventory (as defined). Between March 1 and December 15, the Company can borrow an overadvance amount on the Loan Value of Eligible Inventory of 5% (the "Overadvance Amount"), subject to a $20 million limitation. At the Company's option, the Company may borrow under the DIP Facility at the Alternate Base Rate (as defined) in effect from time to time (the "Base Rate Applicable Margin") or the adjusted Eurodollar rate plus 2.25% (the "Eurodollar Applicable Margin") for interest periods of one, two or three months. The Base Rate Applicable Margin and Eurodollar Applicable Margin would be increased 0.5% during any fiscal month that the Company has Overadvance Amounts. The weighted average interest rate under the DIP Facility was 7.92% in the third quarter and 7.93% in the year-to-date period of 1998.

There are no compensating balance requirements under the DIP Facility but the Company is required to pay an annual commitment fee of 0.3% of the unused portion. The DIP Facility contains restrictive covenants including, among other things, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and minimum accounts payable to inventory ratios. The lenders under the DIP Facility have a "super-priority claim" against the estate of the Company. As of October 31, 1998, the Company is in compliance with the DIP Facility covenants. The DIP Facility expires on the earlier of June 30, 1999 or the effective date of the Plan.

The Company has received a commitment for the Exit Facility, which consists of a $250 million senior secured revolving line of credit (of which $125 million is available for issuance of letters of credit) and a $20 million junior secured "last in-last out" facility. The Exit Facility is for a term of up to three years. The Company will use the Exit Facility to repay its existing DIP Facility and for working capital and general business needs.

The senior secured tranche has an advance rate equal to 80% of the Loan Value of Eligible Receivables, plus the lower of (i) 72% of the Loan Value of Eligible Inventory or (ii) 80% of the ratio of the annual appraised liquidation value to the Loan Value (as defined) of the inventory (the "Loan to Value Ratio"). Between March 1 and December 15, the inventory advance rate will be increased to 77% of the Loan Value of Eligible Inventory.
The Company may also borrow up to an additional $20 million under the junior secured facility provided that the total inventory borrowings do not exceed 93% of the Loan to Value Ratio.

The Exit Facility permits the Company to borrow funds under the senior secured tranche at an interest rate per annum equal to (a) the higher of (i) the annual rate of interest as announced by BankBoston as its "Base Rate" and (ii) the weighted average of the rates on overnight federal funds plus 0.50% per annum; or (b) 2.25% per annum plus the quotient of (i) the LIBOR Rate in effect divided by (ii) a percentage equal to 100% minus the percentage established by the Federal Reserve as the maximum rate for all reserves applicable to any member bank of the Federal Reserve system in respect of eurocurrency liabilities. Each of these rates is subject to a 0.50% increase in the event of overadvances. The junior secured facility permits the Company to borrow funds at the "Base Rate" plus 7.00% per annum.

The Exit Facility is subject to
certain conditions being satisfied, including minimum EBITDA performance and minimum borrowing availability on the effective date of the Plan (Note 2). The Exit Facility will be secured by substantially all of the non-real estate assets of the Company. The Exit Facility contains financial covenants including (i) minimum EBITDA, (ii) minimum accounts payable to inventory;
(iii) maximum capital expenditures; and (iv) minimum operating cash flow to interest expense (for the fiscal quarters ending on or about January 31, 2001, and thereafter).

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

As a result of the implementation of
the Plan, the Company will (i) undergo an "ownership change" (generally, a greater than 50 percentage point change in ownership) for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and (ii) realize cancellation of indebtedness income ("COI") from the cancellation of certain indebtedness in exchange for common stock, 9% convertible notes and warrants to purchase shares of common stock. Because such ownership change and cancellation of indebtedness arise in a bankruptcy proceeding under Chapter 11, the Company will avoid some of the adverse Federal income tax consequences generally associated with such changes (e.g. the COI realized will not be includible in income). Nevertheless, the Company expects that its' ability to offset future taxable income with net operating loss carryforwards ("NOLs"), as well as certain built-in losses and tax credits, will be limited and that certain tax attributes, including NOLs, will be reduced (but not eliminated). In addition, if the Company experiences another "ownership change" under Section 382 of the Code subsequent to emergence, there may be further limits on the Company's NOLs and certain built-in losses and tax credits to income.

6.Reorganization Items

The Company provided for or incurred the
following expense and income items during the third quarter and year-to-date periods of 1998 and 1997, directly associated with the Chapter 11 reorganization proceedings and the resulting
restructuring of its operations:
                                                       (000's)
                                                     ----------
                                          13 Weeks Ended   39 Weeks Ended
                                        10/31/98  11/1/97 10/31/98 11/1/97
                                         ------- --------  ------- --------
Professional fees                        $2,250    $2,250   $6,750   $7,500
Interest income                            (274)     (101)    (746)    (330)
Net asset write-off                           -         -      470        -
Gain on disposition of
    properties                                -      (800)  (1,873)  (1,003)
Provision for rejected
    leases                               (4,725)   (5,207)  (7,156)  (5,207)
Employee severance and
    termination benefits                      -    (3,400)      -    (3,400)
Provision for MIS retention
    bonuses                                   -       280       -       280
                                         ------   -------  -------  -------
                                        $(2,749)  $(6,978) $(2,555)  $(2160)
                                         ======   =======  =======  =======

PROFESSIONAL FEES AND INTEREST INCOME: Professional fees represent estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which are required to be paid by the Company while in Chapter 11). Interest income represents interest earned on cash invested during the Chapter 11 proceeding.

NET ASSET WRITE-OFF: The Company incurred a $0.5 million net asset write-off in the second quarter of 1998 relating to the disposal of greeting card fixtures that were replaced as a consequence of the Company's rejection of its greeting card supply contract.

GAIN ON DISPOSITION OF PROPERTIES: The Company sold a previously closed store in the second quarter of 1998 (see Note 7) and recognized a gain of $1.9 million that was classified as a reorganization item since the associated asset write-offs were previously included in reorganization items. In 1997, the Company sold three closed store leases and certain equipment and recorded the related gains of $1.0 million, including $0.8 million in the third quarter, as reorganization items.

PROVISION FOR REJECTED LEASES: During the third quarter of 1998, the Company obtained confirmation that the lessor of a previously rejected lease had re-let the premises and, accordingly, the Company reduced its liability for rejected leases by $4.7 million and recognized a reorganization credit for that amount. During the second quarter of 1998, the Company was notified by two of its former landlords at closed locations that the properties had been re-let and therefore their claims for rejected lease damages were reduced by $2.4 million. The Company reduced its rejected lease liability accordingly and recognized a reorganization credit for that amount in the second quarter. During the third quarter of 1997, the Company sold a closed store lease and reversed the associated $5.2 million rejected lease liability that had been previously recorded at the time of the store-closing announcement when it was expected that the lease would be rejected.

EMPLOYEE SEVERANCE AND TERMINATION BENEFITS: The credit of $3.4 million in the third quarter and year-to-date period of 1997 resulted from the reversal of certain executive severance reserves, including a significant portion of the severance reserve that had been established for the Company's former CEO Mark Cohen, whose employment terminated in December, 1996, and remaining reserves for certain former executives who found employment. During the third quarter of 1997, a mediated settlement was reached with Mr. Cohen that was subsequently approved by the Bankruptcy Court.

MIS RETENTION BONUSES: The Company had a retention bonus program for certain Management Information System (MIS) employees that provided for bonuses during the Chapter 11 proceedings for continued employment through April, 1998. In April, 1998 these bonuses were paid and this program was then discontinued.

RESTRUCTURING RESERVES: The Company closed 6 stores in February, 1998. As of October 31, 1998, the Company had remaining reserves (included in accrued expenses) totaling approximately $1.0 million (exclusive of provisions for rejected leases discussed in Note 2) for costs associated with the closing of the 6 stores and other restructuring activities. Approximately $3.2 million of restructuring costs were paid in the year-to-date period of 1998. The majority of the remaining
reserved costs are expected to be paid within a year.   In
connection with the terms of the Plan, the Company expects to incur charges of approximately $4.2 million prior to emergence for an estimated going-out-of-business inventory impairment of $2 million (to be recorded as cost of goods sold) and other store closing costs of $2.2 million for two store closings anticipated to occur by the end of fiscal year 1999.

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

8.Retirement Plans

The Company has a qualified, noncontributory defined benefit pension plan for non-union employees. Plan benefits are based on the participant's compensation and years of service. As of December 31, 1998, the Company will freeze credited service and salary levels in this plan. This change impacts all management and non-union hourly associates. All affected associates were notified of the freeze in November. Vesting service will continue for non-vested associates but no future credited service will be provided. The Company expects to record a gain (not yet determined) in the fourth quarter as a result of the freeze.

The Company has a 401(k) plan for all
active employees in eligible job categories. Employees may contribute a portion of their salary to the plan. As of January 1, 1999, the Company will contribute an amount equal to 50% of up to 6% of each participant's salary contributed to the plan. This change impacts all management and non-union hourly associates. Currently eligible participants will become fully vested in the Company contribution as required by law, while new hires on or after January 1, 1999, will have a 20% per year vesting schedule with full vesting after 5 years.

The Company provides certain health care and life insurance benefits for certain retired non-union employees meeting age and service requirements. The Company accounts for the post retirement plan in accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," which requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company's post- retirement benefits are funded on a current basis.

The SFAS No. 106 valuation at January 31, 1998, along with amortization credits of $1.3 and $4.0 million in the third quarter and year-to-date periods of 1998, respectively, reflected changes that were effective January 1, 1998. The changes represent the elimination of future benefits for active employees who do not become eligible by January 1, 2000, and a phase-out of the Company contributions over the next two years (at 50% per year beginning January 1, 1999) towards the cost of providing medical benefits to eligible retirees.

9.Change in Accounting Estimate

The Company is primarily self-insured for workers' compensation and general liability costs. Actuarial studies of the self-insurance reserves were completed in the third quarters of 1998 and 1997 using a discount rate of 6.0% (the same rate used at January 31, 1998 and February 1, 1997). As a result of the 1997 study, the self-insurance reserves were reduced by $3.6 million in the third quarter of 1997 with a corresponding reduction in SG&A expenses (selling, store operating, administrative and distribution expenses).

10.Summarized Financial Information for Bradlees Stores, Inc.

Under the Plan (Note 2), Bradlees, Inc. is issuing securities and Bradlees Stores, Inc. is issuing certain debt. Bradlees, Inc. operates its stores through Bradlees Stores, Inc., an indirect wholly-owned subsidiary. Bradlees, Inc. is guaranteeing the debt issued by Bradlees Stores, Inc. Substantially all of the assets of the Company, on a consolidated basis, are held by Bradlees Stores, Inc. The following summarized financial information of Bradlees Stores, Inc. is presented in accordance with SEC Staff Accounting Bulletin 53 and Regulation S-X Rule 1-02 (bb):

                                       (000's)
                                      ---------
                      Oct.31, 1998  Jan. 31, 1998  Nov. 1, 1997
                       ------------  -------------  ------------
Current Assets         $  371,208      $ 286,332     $ 382,649
Noncurrent Assets         283,441        302,286       310,855
Current Liabs.            367,091        246,687       369,580
Payable to Bradlees, Inc. 189,735        189,881       189,139
Noncurrent Liabilities     66,063         72,324        81,978
Subject to Settlement Under
the Reorganization
Case                   $  328,557      $ 341,874     $ 339,923



                         Thirty-Nine Weeks Ended
                         -----------------------
                   October 31,1998   November 1,1997
                   ---------------   ---------------
Net Sales              $   906,385       $   895,220
Gross Margin               271,002           269,699
Loss from Cont. Oper.      (34,689)          (48,628)
Net Loss               $   (34,689)      $   (48,628)

Upon consummation of the
Plan, Bradlees, Inc. will contribute a portion of its intercompany receivable to the capital of Bradlees Stores, Inc.
so that $96 million will be allowed as the final intercompany claim.

11.Pro Forma
Financial Information (Unaudited)

The following
unaudited pro forma summary information, pro forma condensed consolidated balance sheet and unaudited pro forma condensed consolidated statement of operations are based on the statements of Bradlees as adjusted to give effect to the consummation of the Plan (Note 2). The unaudited pro forma summary information, and pro forma condensed consolidated statement of operations have been prepared as if the effective date of the Plan had occurred on February 1, 1997. The unaudited pro forma condensed consolidated balance sheet has been prepared assuming the effective date of the Plan had occurred on October 31, 1998.

The unaudited
pro forma condensed consolidated financial information and accompanying notes should be read in conjunction with the Company's financial statements and the notes thereto appearing in the Company's Form 10-K for 1997, Form S-1 and elsewhere in this Form 10-Q. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only and does not purport to represent what the Company's financial position or results of operations would actually have been if the consummation of the Plan had occurred on such date or at the beginning of the period indicated, or to project the Company's financial position or results of operations at any future date or for any future period.

The following unaudited pro forma summary information for 1997 was derived from the unaudited pro forma condensed consolidated statement of operations for 1997 presented, along with the notes thereto, in the Form S-1 filed in November, 1998:

                         Pro Forma Summary Information
                                    (Unaudited)
                                  (000's Omitted)

                                  Fiscal Year Ended
                                   January 31,1998
                                   ---------------
Total Sales                            $1,340,983
Net Loss                                  (18,590)
Loss Per Common Share                       (1.88)
Pro Forma Number of Stores                    103

The pro forma net loss amount above excludes the gain on debt discharge and fresh-start reporting credit expected to be recorded on the effective date.


                          BRADLEES, INC.
                        AND SUBSIDIARIES
             (Operating as Debtor-in-Possession)
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                        (in thousands)
                              Pro Forma Adjustments  Pro Forma
                October 31, 1998  Debit  Credit   Oct. 31, 1998
                ----------------  -----  ------   -------------
ASSETS
Current assets:
Unrestricted cash &
cash equivalents     $10,959      $ -      $   -      $10,959
Restricted cash &
cash equivalents      25,129        -      23,929(2)    1,200
                     ------      -----     -------     ------
Total cash &
cash equivalents      36,088        -      23,929      12,159
                     ------      -----     -------     ------
Accts receivable      11,925                           11,925
Inventories          318,883                1,000(3h) 317,883
Prepaid expenses      11,031        -          -       11,031
                      ------      -----     -------     ------
Total current
assets               377,927       -       24,929     352,998
                      ------      -----    -------     ------
Property, plant &
equipment, net:
Property excluding
capital leases,net   123,892         -     11,000(2)  110,692
                                            2,200(3j)
Property under
capital leases,net    17,732      9,196(3b) 5,406(3j)  21,522
                      ------      -----    -------     ------
Total property,
plant& equipment,net 141,624      9,196    18,606     132,214
                      ------      -----    -------     ------
Other assets:
Lease interests at
fair value, net     137,350          -     59,530(3j)  77,820
Assets held for sale   -         11,000(2)     -       30,000
                                 19,000(3d)
Other, net            4,509       1,275(2)  1,222(3g)   3,298
                                            1,264(3i)
Reorganization value
in excess of revalued
assets                  -         9,985(3k)      -      9,985
                     ------        -----     -------    ------
Total other assets  141,859      41,260     62,016    121,103
                     ------       -----     -------    ------
Total assets       $661,410      $50,456    $105,551  $606,315
                     ------       -----     -------    ------

See accompanying notes to unaudited pro forma condensed consolidated financial statements.
                         BRADLEES, INC.
                      AND SUBSIDIARIES
            (Operating as Debtor-in-Possession)
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands)
               Pro Forma Adjustments   Pro Forma
        October 31,1998   Debit   Credit  Oct. 31,1998
LIABILITIES AND
STOCKHOLDERS'
DEFICIENCY
Current liabilities:
Accounts payable     $179,413    $ -       $ -         $179,413
Accrued expenses       23,221   7,000(2)   2,000(1)      15,746
                                 2,475(3c)
Self-insurance
reserves               6,027      -          -           6,027
Short-term debt       157,392      -        7,371(2)   164,763
Current portion of
notes & cap. lease     1,038      -          750(2)     1,788
                    ------       -----     -------     ------
Total current
liabilities          367,091   9,475      10,121      367,737
                    ------    -----     -------     ------
Long-term
liabilities:
Obligations under
capital leases         26,211     321(3b)     -        25,890
Convertible notes
payable                  -         -      40,000(2)    40,000
Deferred income taxes   8,581   8,581(3h)     -            -
Self-insurance
reserves              12,237       -         -         12,237
Unfavorable lease
liability               -          -       45,573(3j)  45,573
Other long-term
liabilities           19,034       -        2,000(1)   29,878
                                            6,550(2)
                                            2,294(3f)
                      ------    -----     -------     ------
Total long-term
liabilities           66,063    8,902      96,417      153,578
                     ------    -----     -------     ------
Liabilities subject to
settlement under
the reorg. case       548,788  548,788(2)     -           -

Stockholders' deficiency:
Common stock
Par value                115      115(3a)      99(2)        99
Additional
paid-in-capital       137,821  137,821(3a)  84,901(2)    84,901
Accumulated deficit  (457,665)   4,000(1)  393,463(2)      -
                                          68,202(3)
Treasury stock,
at cost                 (803)                  803(3a)     -
                      ------    -----     -------     ------
Total stockholders'
equity (deficiency)  (320,532) 141,936      547,468      85,000
                      ------    -----     -------     ------
Total liabilities
and stockholders' equity
(deficiency)        $661,410 $709,101     $654,006    $606,315
                    ------    -----     -------     ------

See accompanying notes to unaudited pro forma condensed consolidated financial statements.
                    BRADLEES, INC.
                AND SUBSIDIARIES
     (Operating as Debtor-in-Possession)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF
       OPERATIONS
   (Dollars in thousands except per share amounts)
                                                    Pro Forma
        39 Weeks Ended  Pro Forma Adjustments  39 Weeks Ended
       Oct. 31, 1998  Debits    Credits       Oct. 31, 1998
     -------------  ------    -------       -------------
Total sales       $ 939,203  3,381(1)      -      $  935,822
Leased
department sales     32,818     70(1)      -          32,748
                  ------                           ------
Net sales           906,385                          903,074
Cost of goods
sold                635,383     -        2,472(1)    632,911
                 -------                          ------
Gross margin        271,002                           270,163
Leased department
and other operating
income                8,757      25(1)      -           8,732
                    ------                           ------
                   279,759                           278,895
Selling, store
operating,
administrative
and distribution
expenses            280,326   2,967(3)     631(1)     278,498
                              1,021(6)   5,773(7)
                                724(10)    136(11)
Depreciation and
amortization
expense              24,370      -           3(1)      12,761
                                         5,103(3)
                                         2,253(5)
                                           469(6)
                                         3,781(9)
Loss on
disposition of
properties             241                                241
Interest and
debt expense        11,960       319(4)   1,215(4)     21,382
                              10,318(8)
Reorganization
items               ------                             ------
                    (2,555)    2,555(2)      -             -
Net loss         $ (34,583)                        $  (33,987)
                ==========                        ===========
Comprehensive
loss             $ (34,583)                        $  (33,987)
               ==========                        ===========

Net loss per
share - basic
and diluted      $   (3.06)              (12)      $   (3.32)
               ==========                        ==========

Weighted average
shares outstanding
(in thousands) -
basic and diluted   11,311                          10,226
                 =======                           ========

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

Notes to Unaudited Pro Forma Condensed Consolidated Financial
Statements

The following notes set forth the explanations and assumptions used and adjustments made in preparing the unaudited pro forma condensed consolidated balance sheet as of October 31, 1998, and the unaudited pro forma condensed consolidated statement of operations for the thirty-nine weeks then ended

The unaudited pro forma condensed consolidated financial statements reflect the adjustments described under "Pro Forma Adjustments" below, which are based on the assumptions and preliminary estimates described therein, which are subject to change. These statements do not purport to be indicative of the financial position and results of operations of Bradlees as of such dates or for such periods, nor are they indicative of future results. Furthermore, these unaudited pro forma condensed consolidated financial statements do not reflect the anticipated gain on debt discharge or fresh-start reporting credit which are expected to be incurred as of the effective date of the Plan. (For the purposes of the pro forma financial statements, the "Effective Date" is assumed to be October 31, 1998 for the pro forma balance sheet, and February 1, 1997 for the pro forma statement of operations.)

             The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q.

        Pro Forma Adjustments

      The unaudited pro forma condensed consolidated balance sheet and unaudited pro forma condensed consolidated statement of operations reflect the following pro forma adjustments based on the assumptions described below:

October 31, 1998 Balance Sheet Pro Forma Adjustments

1. Reserves established prior to emergence for emergence-related and performance bonuses payable on the Effective Date or subsequent to the Effective Date.

2. Plan consummation distributions that include, among other things, an estimated equity value of $85.0 million, $14.0 million in cash distributions, and 9% convertible notes totaling $40.0 million (expected to be paid in fiscal year 1999). The reclassification of $12 million from property, plant and equipment, net, to assets held for sale reflects two store leases that are expected to be sold to help fund the payoff of the 9% convertible notes.

     The payment of $23.7 million out of restricted funds and $7.6 million out of borrowings is for certain settlements due under the Plan and for financing costs of $1.3 million associated with the post-emergence revolver. The total payment of $31.3 million is expected to fund all administrative and convenience claims and the exit financing costs, with the remaining restricted cash held for security deposits for post-emergence payments.
                                      3. Fresh-start accounting
adjustments that reflect the estimated adjustments necessary to adopt fresh-start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Fresh-start reporting requires that the reorganization value of Bradlees be allocated to Bradlees' assets in conformity with APB Opinion 16, "Business Combinations", for transactions reported on the basis of the purchase method. The portion of the assigned reorganization value exceeding the revalued net assets is recorded as a long-term asset. The calculation of the preliminary and estimated new equity value is discussed in detail in Section three (Subsection XIII) of the Disclosure Statement filed as an exhibit to the Form S-1.

        The fresh-start accounting adjustments are summarized as follows:
         a. Cancellation of the old common stock pursuant to the Plan and close-out to retained earnings.

        b. A revaluation of all capital lease obligations and related capital lease assets using the Company's estimated
October 31, 1998 borrowing rate (12%) for similar financings.

           c. Revaluation of the straight-line rent reserve
($2.5 million). Straight-line rent is recalculated on a going-forward basis by the reorganized Bradlees.

                       d. Revaluation of the two store leases
held for sale to an estimated total net realizable value of $30 million.
                    e. Restatement of LIFO merchandise
inventories to estimated fair value approximates FIFO cost. Inventories valued at FIFO cost then become the base year layer for LIFO inventories in the post-consummation financial reporting period. No LIFO adjustment is expected.

                                    f. Recording of additional
pension plan liability of $4.3 million and additional Supplemental Employee Retirement Plan ("SERP") liability of $1.4 million, reduced by the write-off of the unrecognized FAS No. 106 prior service costs of $3.4 million.
                                           g. Revaluation ($1.2
million) of the intangible SERP asset to its estimated net realizable value.
                                                  h. Write-off
($8.6 million) of deferred income taxes (due to a change in the status of timing differences) and a $1.0 million reduction to reflect inventory at its estimated net realizable value.

                                                 i. Write-off of
the unamortized deferred financing charges ($1.3 million) associated with the terminated DIP Facility which will be amortized prior to emergence.
                                                             j.
Revaluation of fixed assets and leasehold interests based upon the estimated fair market value of properties and leases while considering the current markets in which Bradlees has locations. This revaluation resulted in the recording of a write-down of $59.5 million in favorable lease interests and an unfavorable lease liability of $45.6 million for certain locations. The remaining favorable lease interests and the unfavorable lease liability will both be amortized to rent expense.

k. Recording of the reorganization value in excess of the revalued assets at October 31,1998.

Pro Forma Adjustments Statement of Operations for the
Thirty-nine Weeks Ended October 31, 1998

           1. To eliminate the sales and expense amounts associated with five stores closed in February, 1998.
               2. To eliminate reorganization items.
              3. Adjustment in amortization of lease interests revalued under fresh-start reporting.
              4. To record amortization of post-emergence
deferred financing costs and reverse the historical fiscal year 1997 amortization of deferred financing costs.
                    5. Reduction in depreciation expense due to
certain reclassifications to assets held for sale and fixed asset write-offs resulting from fresh-start reporting.
     6. To adjust lease rent expense and amortization expense for revised straight-line rent calculations.
   7. To adjust lease rent expense for amortization of the unfavorable lease liability.
8. To adjust interest expense for amortization of the discount on the unfavorable lease liability and for increased interest expense resulting from a slightly higher average revolver borrowing level, the 9% convertible notes and other issued notes. 9. To record reduction in depreciation and amortization expense resulting from the allocation of the estimated excess of revalued assets over the reorganization value at February 1,
1997.        10.To record additional SFAS No. 106 expense as a
result of fresh-start reporting.
        11.To reduce pension expense as a result of fresh-start reporting.
12.Pro forma earnings per share was computed based on the estimated weighted average number of common shares outstanding during the applicable period assuming that the Plan was effective on February 1, 1997.

         The Company expects to incur a charge of approximately
$4.2 million prior to emergence for an estimated going-out-of-business inventory impairment of $2 million and other store closing costs of $2.2 million for two store closings anticipated to occur by the end of fiscal year 1999.

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

                                   Results of operations,
summarized in millions of dollars and expressed as a percentage of net sales (on the next page), were as follows for the 13 weeks and 39 weeks ended October 31, 1998 ("Third Quarter 1998" and "Year-to-Date 1998", respectively) and for the 13 weeks and 39 weeks ended November 1, 1997 ("Third Quarter 1997" and "Year-to-Date 1997", respectively) :

                        13 Weeks Ended        39 Weeks Ended
                        --------------        --------------
                   Oct.31,1998 Nov.1,1997 Oct.31,1998 Nov.1,1997
                   ----------- ---------- ----------- ---------
Dollars in millions except per share
amounts)
Total sales             $323.1    $342.3      $939.2     $930.7
Leased department sales   11.0      11.9        32.8       35.5
                       -------    ------      ------      -----
Net sales                312.1     330.4       906.4      895.2
Cost of goods sold       217.4     233.3       635.4      625.5
                        -------    ------      ------     -----
Gross margin              94.7      97.1       271.0      269.7

Leased
department and other
operating income           3.1       3.3         8.7        8.7
                        -------    ------      ------     ------
                          97.8     100.4       279.7      278.4
Selling, store operating,
administrative and
distribution expenses     95.5      93.8       280.3      289.8

Depreciation and
amortization expense       7.8       9.0        24.4       27.5

Loss on disposition
of properties                -        -          0.2         -

Interest and debt exp.     4.4       4.2        12.0       11.7

Reorganization items      (2.7)     (7.0)       (2.6)      (2.1)
                        -------    ------      ------      -----
Net income (loss)        ($7.2)     $0.4      ($34.6)    ($48.5)
                       ========    ======      ======     ======
Net income (loss)
per share               ($0.64)    $0.03      ($3.06)    ($4.26)
                       ========    ======      ======     ======
Total sales inc.(dec.):
All stores                (5.6)%   (18.6)%      0.9 %     (19.5)%
Comparable stores         (2.0)%    (8.7)%      4.7 %      (7.6)%

Number of stores in
operation at end of
period                     103       109         103         109



                  BRADLEES, INC.
                AND SUBSIDIARIES
     (Operating as Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Con't)
                    13 Weeks Ended            39 Weeks Ended
                    --------------            --------------
                Oct.31,1998 Nov.1,1997   Oct.31,1998 Nov.1,1997
                ----------- ----------   ----------- ----------
As a percentage
of net sales,
results were
as follows:
Net sales           100.0 %   100.0%         100.0%   100.0 %
Cost of goods sold   69.6      70.6           70.1     69.9
                  --------   -------        ------   ------
Gross margin         30.4      29.4           29.9     30.1
Leased department and
other oper. income    1.0       1.0            0.9      1.0
                   --------   -------       ------   -------
                     31.4      30.4           30.8     31.1
Selling,store operating,
administrative and
distribution exp.    30.6      28.4           30.9     32.3

Depreciation and
amortization expense  2.5       2.7            2.7      3.1

Loss on disposition
of properties            -         -          -         -

Inter. and debt exp.  1.5       1.3            1.3      1.3

Reorganization items (0.9)     (2.1)          (0.3)     (0.2)
                    --------   -------       ------   -------
Net income (loss)    (2.3)%     0.1 %         (3.8)%    (5.4)%
                    ========   =======       =======  ========



The following discussions, as well as other portions of this document, include certain statements which are or may be construed as forward looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially. For example, the Company's statements regarding expected 1998 fourth-quarter borrowings, amounts available to borrow and capital expenditures are dependent on the Company's future operating performance and ability to meet its financial obligations, which is further dependent upon, among other things, continued acceptance of the Company's new merchandising and marketing initiatives, competitive conditions, changes in consumer spending and consumer spending habits, weather, economic and political conditions, availability and cost of sufficient labor, and changes in import duties, tariffs and quotas.

              Third Quarter 1998 Compared to Third Quarter 1997

             Total sales for Third Quarter 1998 declined $19.2 million or 5.6% from Third Quarter 1997 due to the impact from closing six stores in February, 1998 and a decrease of 2.0% in comparable store sales (including leased shoe department sales). The decline in comparable store sales was due primarily to unseasonably warm weather that hurt Fall apparel and shoe sales and weak sales of toys. Prior to Third Quarter 1998, comparable softlines' sales had increased 6.0%.

               Gross margin decreased $2.4 million in Third
Quarter 1998 compared to Third Quarter 1997 due principally to the decline in sales, partially offset by an increase of 1.0% in the gross margin rate (30.4% vs. 29.4%). The increase in the rate was due primarily to an increase in allowances. Leased department and other operating income decreased $0.2 million but remained the same as a percentage of net sales in Third Quarter 1998 compared to Third Quarter 1997.

           Selling, store operating, administrative and distribution ("SG&A") expenses increased $1.7 million or 2.2% as a percentage of net sales in Third Quarter 1998 from Third Quarter 1997. Excluding last year's $3.6 million adjustment to the Company's self-insurance reserves (Note 9), SG&A expenses continued to decline in the Third Quarter 1998, primarily as a result of advertising and benefits expense reductions and store closings. The increase as a percentage of net sales was also affected by the lower sales. The 1997 reduction in the self-insurance reserves was primarily the result of aggressive claims management and safety initiatives that continued into 1998 to keep the required self-insurance reserves below prior-year levels.
                       Depreciation and amortization expense
declined $1.2 million or 0.2% as a percentage of net sales in Third Quarter 1998 from Third Quarter 1997 due primarily to the impact of store closings.
                        Interest and debt expense increased $0.2 million or 0.2% as a percentage of net sales in Third Quarter 1998 from Third Quarter 1997. Peak and average revolver borrowings were $162 and $131 million, respectively, in Third Quarter 1998 compared to $144 and $110 million, respectively, in Third Quarter 1997 (see Liquidity and Capital Resources). The weighted average revolver interest rate in Third Quarter 1998 (7.92%) was up from the prior-year period (7.59%). The unfavorable impact on interest expense from these factors was partially offset by lower bank fees, capital lease interest expense and amortization of deferred financing costs in Third Quarter 1998. As a result of the confirmation of the Company's amended plan of reorganization (the "Plan") and expected consummation by fiscal year-end, the remaining deferred financing costs of $1.3 million at October 31, 1998 will be amortized over the course of the fourth quarter.

The credits in reorganization items of $2.7 million in Third
Quarter 1998 and $7.0 million in Third Quarter 1997 were directly associated with the Chapter 11 proceedings and related restructuring and are discussed in Note 6.

The Company did not record an income tax provision in Third
Quarter 1998 due to the current expectation of no income tax expense or benefit in 1998. There was also no income tax expense or benefit recorded in Third Quarter 1997.

Year-to-Date 1998 Compared to Year-to-Date 1997

Year-to-Date 1998 total sales increased $8.5 million or 0.9% from Year-to-Date 1997 due to an increase of 4.7% in comparable store sales, partially offset by the impact from closing six stores in February, 1998. The increase in Year-to-Date 1998 comparable store sales was due primarily to various merchandising and marketing initiatives started in 1997, including the reintroduction of layaway, lower opening price points in certain departments, more item-intensive and price-point oriented circular ad offerings, the addition of certain convenience and commodity products to drive traffic, and the implementation of two key programs: "Certified Value" (highlights highly recognizable items at competitive everyday prices) and "WOW" (integrates targeted and unadvertised opportunistic purchases).
                        Gross margin for Year-to-Date 1998
increased $1.3 million, primarily as a result of the increase in comparable store sales and decreased 0.2% as a percentage of net sales due primarily to a lower initial markup. Leased department and other operating income was unchanged in Year-to-Date 1998 compared to Year-to-Date 1997, as layaway fee income more than offset the impact from the store closings and unfavorable leased shoe department sales.

                Year-to-Date 1998 SG&A expenses declined $9.5 million or 1.4% as a percentage of net sales compared to Year-to-Date 1997. The improved SG&A expense performance was due primarily to advertising, home office and benefits expense reductions, partially offset by last year's third quarter reduction of $3.6 million in self-insurance reserves.

           Depreciation and amortization expense declined $3.1 million or 0.4% as a percentage of net sales in Year-to-Date
1998 compared to Year-to-Date 1997. The decline was primarily due to the closing of the six stores in February 1998.

       Interest and debt expense increased $0.3 million and remained the same as a percentage of net sales in Year-to-Date 1998 from Year-to-Date 1997. Peak and average revolver borrowings were $162 and $116 million, respectively, in Year-to-Date 1998 compared to $144 and $85 million, respectively, in Year-to-Date 1997. The weighted average revolver interest rate was 7.93% during Year-to-Date 1998 compared to 7.51% in the prior-year period. The unfavorable impact on Year-to-Date 1998 interest expense from these factors was mostly offset by the same factors discussed above for Third Quarter 1998.
                                   Reorganization credits of
$2.6 and $2.1 million for Year-to-Date 1998 and Year-to-Date 1997, respectively, were associated with the Chapter 11 proceedings and related restructuring and are discussed in Note 6.
                                              The Company did
not record an income tax provision in Year-to-Date 1998 due to the current expectation of no income tax expense or benefit in 1998. There was also no income tax expense or benefit recorded in Year-to-Date 1997.
                                     Liquidity and Capital
Resources
                                          The Company had
outstanding borrowings of $157.4 million at October 31, 1998, exclusive of the issuance of letters of credit, under the Company's $250 million DIP Facility (Note 4). As of November 1, 1997, the Company had outstanding borrowings of $131.5 million, exclusive of the issuance of letters of credit, under the Prior DIP Facility (Note 4). The increase in borrowings since the end of Third Quarter 1997 relates primarily to the net loss incurred in Year-to-Date 1998, along with payments for Chapter 11 professional fees and other reorganization expenses.

                                     The Company currently
expects its borrowings, exclusive of the issuance of letters of credit, for the fourth quarter of 1998 to peak at approximately $167 million in November and average approximately $120 million. The revolver amount available to borrow in the fourth quarter of 1998, after deducting expected letters of credit outstanding, is currently expected to peak at approximately $225 million in November and average approximately $185 million.

                                 Other than payments made to
certain pre-petition creditors approved by the Bankruptcy Court (Notes 2 and 4), principal and interest payments on indebtedness, exclusive of certain capital lease obligations, incurred prior to the Filing have not been made and will not be made without Bankruptcy Court approval or until the Plan has been consummated. Virtually all pre-petition indebtedness of Bradlees is subject to settlement under the reorganization case.

                                            In Year-to-Date
1998, cash used by operations before reorganization items was $48.8 million, compared to $50.8 million of cash used by operations before reorganization items in Year-to-Date 1997.
Net cash used by reorganization items in Year-to-Date 1998 of $10.3 million was comprised of professional fee payments of $7.8 million and store closing and severance costs of $3.2 million, partially offset by interest income on restricted funds of $0.7 million.
                                   Inventories at October 31,
1998, decreased $16.5 million from November 1, 1997, due primarily to the closing of the six stores in February 1998 (inventories decreased approximately $1.1 million, excluding the impact of the closed stores). Accounts payable at October 31, 1998, decreased $16.9 million from November 1, 1997, mostly due to the decrease in inventories. The increases in inventories and accounts payable from January 31, 1998, were primarily the result of normal seasonal build-ups.
                                     Accrued expenses at October
31, 1998, were $7.3 million lower than at January 31, 1998, due primarily to payments made against certain reserves established in or prior to 1997 for performance bonuses, employee severance and termination benefits and store closing costs. Accrued expenses were $11.4 million lower than at November 1, 1997, due primarily to reductions in severance reserves, vacation pay liabilities and store closing costs.
                                         The Company incurred
capital expenditures of $10.4 million in Year-to-Date 1998 (compared to $14.7 million in Year-to-Date 1997), primarily for management information systems, store remodels and store maintenance projects. The larger Year-to-Date 1997 total was principally a result of the 1997 expenditures associated with a new merchandise management system. For all of 1998, the Company expects capital expenditures to total approximately $18 million to $20 million, primarily for management information systems (including the initial expenditures for a warehouse management system and enhancements to the new merchandise management system), the remodeling of nine stores, and other store improvements and maintenance. The Company currently expects to finance these expenditures through internally-generated funds.

                                 The Company believes its
business strategies and the availability of its DIP Facility and Exit Facility (Note 4), together with the Company's available cash and expected cash flows from 1998 operations and beyond, will enable Bradlees to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are reasonably consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control.
                                                Year 2000
Readiness Disclosure
                                                     There have
been no significant changes to the Company's Year 2000 project as reported in its Form 10-K for the fiscal year ended January 31, 1998. The Year 2000 project is proceeding as planned and the total cost is estimated to be approximately $3 to $4 million, the majority of which is being incurred in 1998 and included in SG&A expenses. The Company incurred and expensed approximately $1.9 million of such costs in Year-to-Date 1998. The Company expects that the Year 2000 project will be substantially complete by the second quarter of 1999.

The remaining major systems to be remediated or replaced are the Company's merchandise planning system (approximately 50% remediated) and store host systems (approximately 30% remediated) expected to be completed by the end of the first quarter of 1999, and the warehouse management system that is scheduled to be replaced by the end of the second quarter of 1999. A major test of all systems, including store support and facility systems, for proper Year 2000 compliance is planned for the end of the second quarter of 1999.

                     The Company contracted with a major outside consulting firm to provide the majority of the resources required to identify, and then replace or remediate, the Company's systems as necessary. The Company is also developing contingency plans in the event that such replacement or remediation is not fully completed in a timely manner. If the Year 2000 upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

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

  BRADLEES, INC.
AND SUBSIDIARIES
                      PART II OTHER INFORMATION
Item 6. Exhibits and
Reports on Form 8-K           (a)Index to Exhibits

Exhibit No.        Exhibit                       Page No.
    15          Letter re:
                unaudited interim financial
                information.                        34

(b)
Reports on Form 8-K

The
following reports on Form 8-K were filed during the quarterly period ended October 31, 1998:

Date of Report     Date of Filing    Item Number Description
--------------     --------------    ----------- ------------
September 1, 1998  September 1, 1998       5      Disclosure of
                                                  second quarter
                                                  1998 results
                                                  compared to plan.

September 22, 1998 September 23, 1998      5       Disclosure of
                                                   second-half
                                                   1998 forecast.

                        BRADLEES, INC.
                       AND SUBSIDIARIES

                          SIGNATURES
                         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BRADLEES, INC.

Date:  December 14, 1998    By  /s/ PETER THORNER
                             ------------------
                            Peter Thorner
                            Chairman and Chief Executive
                            Officer

Date:  December 14, 1998    By /s/ CORNELIUS F. MOSES III
                            --------------------------
                            Cornelius F. Moses III
                            Senior Vice President, Chief
                            Financial Officer




                                                Exhibit 15
November 17, 1998

Bradlees, Inc.
One Bradlees Circle
Braintree, Massachusetts 02184

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Bradlees, Inc., and subsidiaries, Debtor-in-Possession, for the 13-week period ended October 31, 1998 as indicated in our report dated November 17, 1998 which included a going concern paragraph relating to
(i) the Company's filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code, (ii) certain matters which raise substantial doubt about the Company's ability to continue as a going concern. Because we did not perform an audit, we expressed no opinion on that information.

                       We are aware that out report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, is incorporated by reference in Registration Statement Nos. 33-64850, 33-64858, 33-80896, 33-86954, 33-86956 and 33-92178.

                            We also are aware that the
aforementioned report, pursuant to Rule 436 (c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

                    /s/ARTHUR ANDERSEN LLP

                --------------------------