Form 10-K
period 1999-01-30
BRADLEES INC
filed 1999-04-30
CIK 887356

                                   FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 1999       Commission File Number 1-11134

                                BRADLEES, INC.
            (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                          04-3156108
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

One Bradlees Circle, Braintree, MA                              02184
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (781) 380-3000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of Act:
                    COMMON STOCK, $.01 PAR VALUE PER  SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.     Yes    [X]     No    [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]


            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes [X]    No [_]    Not applicable [_]

Aggregate market value of the voting stock held by non-affiliates of the registrant at April 28, 1999: $56,456,006

Number of shares of the registrant's common stock outstanding as of April 28, 1999: 9,148,664 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

                       Page 1 of 75 (Excluding Exhibits)

                                BRADLEES, INC.
                               AND SUBSIDIARIES

     Statements made or incorporated into this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Risk Factors" beginning on page six of the second post-effective amendment to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 1999.

                                   PART I
                                   -----

ITEM 1.  BUSINESS

     Bradlees, Inc. and subsidiaries (collectively "Bradlees" or the "Company") operate 102 discount department stores as of April, 1999, in seven states in the Northeast, primarily in the heavily populated corridor running from the Boston to the Philadelphia metropolitan areas. Headquartered in Braintree, Massachusetts, Bradlees and its predecessor have been active in the discount department store business for over 40 years. The Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 23, 1995 (the "Filing"). Prior to emerging from Chapter 11 on February 2, 1999 (the "Effective Date"), the Company operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Events leading to the Filing and the Chapter 11 reorganization process are discussed below.

Events Leading to the Filing. During the early 1990's, Bradlees' business strategy relied heavily on opening new stores, remodeling existing locations and competing on the basis of price. From 1992 to January, 1995, Bradlees opened 15 new stores (10 in 1994) and remodeled 41 stores at a total capital cost of $182 million. The new stores were generally larger stores with rents that substantially exceeded the chain average rent per square foot. Some of the new stores were also multilevel facilities which further increased their operating costs when compared with other prototypical Bradlees stores. The store expansion and remodeling program marginally increased sales while gross margins declined and operating expenses increased. Bradlees' declining operating performance, coupled with the aggressive expansion program, began to erode the Company's liquidity. The Company's liquidity further eroded in May and June, 1995 because of the unwillingness of factors and vendors to continue to extend trade credit. Bradlees, unable to obtain sufficient financing to satisfy factor and vendor concerns, was compelled to seek Bankruptcy Court protection on June 23, 1995.

     Business Strategy. In 1995, the Company began to implement a strategy to position the Company between traditional discount stores and department stores. Some of the initiatives associated with this strategy, especially the relatively rapid introduction of higher-price points, an aggressive clearance markdown policy, costly promotions of the Bradlees credit card and associated elimination of layaway, elimination of certain basic convenience and commodity items that are generally sold in discount stores, along with costly changes in the Company's advertising strategy, resulted in significant sales and margin declines and operating losses. In late December, 1996, the Company's Board of Directors appointed Peter Thorner as Chairman, CEO and President, replacing the former Chairman and CEO, Mark Cohen. Prior to joining Bradlees, Mr. Thorner led the successful turnaround of Ames Department Stores, Inc. In 1997, Mr. Thorner hired Robert Lynn as President and Chief Merchandising Officer and Mr. Lynn was appointed President and Chief Operating Officer in 1998.

     The Company made the following key modifications to its business strategy during 1997 and 1998 to enhance profitability and improve customer service:(a)reintroduced lower opening price points in a comprehensive variety of merchandise categories to enhance value and increase customer traffic;(b)reduced costly promotional events and thereby eliminated or reduced the likelihood of substandard profit margins;(c) reintroduced certain basic convenience and commodity products that are typical of assortments carried by discount retailers;(d)reinstituted a layaway program while controlling promotions of the Bradlees credit card, and installed new in-store directional and departmental signage; (e) revised the Company's markdown policy based on product rate of sale; (f) modified weekly ad circulars to achieve more item-intensive and price-point oriented ad offerings; (g) introduced both a "Certified Value" program that highlights certain key recognizable items at competitive everyday prices and a "WOW!" program which integrates targeted and mostly unadvertised opportunistic purchases; and (h) significantly reduced overhead while improving operating efficiencies.

     The Company is focusing on three core product lines: moderately-priced basic and casual apparel, basic and fashion items for the home, and edited assortments of frequently purchased commodity and convenience products. Bradlees is committed to quality and fashion, especially in apparel and home furnishings, and to superior customer service, to further improve sales and operating profitability and to differentiate itself from its competition. The Company believes it can strategically leverage its strength in the fashion and quality content of its apparel and decorative home product offerings while driving traffic with selected hardlines merchandise. Management continued its efforts to improve sales and profitability in 1998 (the fiscal year ended January 30, 1999), including the expansion of both the "Certified Value" and "WOW!" programs that have been particularly successful.

     Merchandise Mix. Bradlees stores provide a broad spectrum of basic and fashion apparel (including private-label brands), basic and fashion home furnishings, convenience hard goods and extensive seasonal offerings. Bradlees' average merchandise mix in 1998 was comprised of approximately 51% softlines and soft home furnishings and 49% hardlines, versus an estimated industry average of 42% softlines and soft home furnishings and 58% hardlines. The Company's softlines focus should enable it to achieve a higher overall gross margin rate than the industry average.

     Advertising and Promotional Programs. Bradlees' marketing strategy is designed to appeal to its value-oriented customers. Sales are driven from competitive pricing and promotions, primarily in weekly circulars that feature a large number of special values for the customer throughout the store. A major portion of Bradlees' sales are derived from its weekly circulars. Approximately
5.7 million circulars are distributed each week. Although circulars are the major promotional vehicle, the Company also uses newspaper advertising, periodic television broadcasts, Bradlees credit card statement inserts and in-store promotions. Point-of-purchase advertising, layaway, employee discounts, and senior citizen discounts are also used as marketing vehicles.

     Operations. Several programs have been or are being implemented to improve the store organization, thereby focusing the organization more intently on customer service while at the same time controlling expenses. For example, store managers began using automated staff scheduling programs in 1998 to improve operating efficiency and provide better service to the customer. The Company also hired a Senior Vice President, Stores, in fiscal 1998 who is reporting to the Company's

President and Chief Operating Officer for improved coordination of merchandising and store activities. In addition, programs are currently being implemented in the stores to ensure timely merchandise replenishments and an enhanced in-stock position.

     Management has improved productivity and controls and reduced expenses in other areas of the Company. For example, a new merchandising management system was implemented in 1997 that facilitates, among other things, tracking merchandise more accurately and efficiently from vendors and through distribution centers to stores. The merchandising management system was enhanced in 1998. In addition, the Company began developing a warehouse management system in 1998 that will begin to be implemented in 1999. The Company also installed a new mainframe computer and point-of-sale controllers in 1997 and modified its point-of-sale equipment and software to allow for improved detection of bad checks and additional promotional capabilities.

     Store Profitability. The Company closed six stores in February, 1998 and one store in March, 1999. Two additional stores are currently planned to begin closing by the end of fiscal 1999, although the Company is currently evaluating the merits of various lease disposition transactions for one of those stores, including a possible sale/leaseback transaction that would allow for the store to remain open. Although the Company has emerged from Chapter 11, the Company will continue to monitor the profitability of each store and, if economically beneficial, will close, sell or relocate those stores whose performance is inadequate and not responsive to remedial actions. The Company is pursuing a few new store openings in fiscal 1999 (see "Competition" below).

EMPLOYEES AND COLLECTIVE BARGAINING ARRANGEMENTS

     Bradlees employs approximately 10,000 people of which approximately 74% are covered by collective bargaining arrangements, including arrangements affecting approximately 25% of the labor force that will expire within one year and are expected to be renegotiated.

COMPETITION

     Bradlees competes in most of its markets with a variety of national, regional and local discount and other department and specialty stores, which vary by market. Some of these competitors have substantially greater resources than the Company. Bradlees competes on the basis of product quality and value, merchandise selection, advertising and price. In addition, store location, appearance and customer service are important competitive factors. Bradlees' principal discount department store competitors are Kmart and Wal-Mart, and in certain locations, Target and Ames. Bradlees' principal department store competitors are Sears and J.C. Penney. Target and Kohl's, a department store chain, are opening stores in some areas in which Bradlees operates.

     Caldor Corp., a major competitor of the Company prior to April, 1999, recently liquidated under Chapter 11 and has sold some of its store locations to Kohl's, Wal-Mart, Kmart and Ames. At the time of the reopenings of the purchased stores, Bradlees' business in competing locations is expected to be at least temporarily affected by the new competition. Certain of these purchased locations are not expected to open until early 2000.

     Bradlees expects to pursue Caldor locations where economically beneficial and feasible. On April 19, 1999, the Bankruptcy Court in the Caldor Chapter 11 case approved Caldor's acceptance of Bradlees' $1.25 million bid for two Caldor store leases, one in the New Jersey market and one in the Philadelphia market, that is subject to landlord review and final Bankruptcy Court approval. These two new stores are expected to open in the beginning of October, 1999. Management believes that it is pursuing the proper merchandising and marketing strategies and operating focus that should allow it to compete effectively in its operating areas. However, no assurances can be given that these strategies will further improve performance or that Bradlees' business and financial performance will not be adversely affected by future competitive pressures.

PATENTS, TRADEMARKS AND LICENSES

     The trademark "Bradlees" is registered with the United States Patent and Trademark Office. The Company has a significant number of other trademarks, trade names, and service marks. Other than the "Certified Value" and "WOW! How Do We Do It?" service marks, none of the other trademarks, trade names, and service marks are currently considered individually to have a material impact on the Company's business.

SEASONALITY

     The Company's business is seasonal in nature, with a significant portion of its sales occurring in the fourth quarter, which includes the holiday selling season (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

REORGANIZATION CASE AND FRESH-START REPORTING

     As mentioned on page two, Bradlees has emerged from Chapter 11. The emergence followed confirmation of the Company's plan of reorganization, as modified (the "Plan"), by the Bankruptcy Court on January 27, 1999. Note 2 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K provides information regarding the Company's Chapter 11 process and adoption of fresh-start reporting as of the end of fiscal 1998 to give effect to its emergence at that time.

     Bradlees, Inc., which began operations in 1958, was organized as a Massachusetts corporation in 1992. Its headquarters is located at One Bradlees Circle, Braintree, Massachusetts 02184 and its telephone number is (781) 380-3000. Bradlees web site is www.bradlees.com.

ITEM 2.  PROPERTIES

STORE LOCATION AND SIZE

     Bradlees stores are located principally in shopping centers that are in high traffic areas. The stores appeal to consumers seeking a wide range of value-priced merchandise and shopping convenience.

     The following chart shows the geographic distribution of the Company's stores as of April, 1999:

          Maine                                                1
          New Hampshire                                        8
          Massachusetts                                       35
          Connecticut                                         17
          New York                                             6
          New Jersey                                          29
          Pennsylvania                                         6
                                                             ---
          Total                                              102
                                                             ===

     The Company operates these stores in a variety of size ranges, with the current average equal to 75,728 selling square feet.

DISTRIBUTION FACILITIES

     Bradlees' distribution facilities are located in Edison, New Jersey and Braintree, Massachusetts. The 584,000 square-foot Edison facility generally serves as the soft goods processing center for nearly all apparel and softlines merchandise and as the hardlines merchandise distribution facility for the New York, New Jersey and Pennsylvania stores. The 470,000 square-foot Braintree facility generally services all stores with basic merchandise items and distributes hardlines merchandise to the New England states.

PROPERTIES

     As of January 30, 1999, the Company's stores, including the one store closed in March, 1999, occupied a total of approximately 7,820,151 square feet of selling area. Bradlees leases all of its stores, two distribution centers and central office under long-term leases.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending or, to the knowledge of management, threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the 13 weeks ended January 30, 1999.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of the Effective Date (February 2, 1999) and pursuant to the Plan, the Company's old common stock was canceled and new common stock was issued following consummation of the Plan. The new common stock is traded on the NASDAQ National Market under the symbol "BRAD". As of April 19, 1999, there were approximately 1,470 holders of record of the new common stock. The following table sets forth the high and low sales prices for the new common stock for the periods indicated:

                                                     High            Low
                                                     ----            ---
Fiscal year ended January 30, 1999-Not issued         N/A            N/A
February 3, 1999 through April 28, 1999            $10.00          $2.44

    Dividends cannot be declared on the Company's common stock under the terms of the Company's post-emergence financing facility.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of Bradlees should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

                                (in millions, except for per share data)
                            ------------------------------------------------
                            52 weeks  52 weeks  52 weeks  53 weeks  52 weeks
                             ended     ended     ended      ended     ended
                            1/30/99   1/31/98   2/1/97    2/3/96    1/28/95
                            -------   -------   ------    ------    -------
Net sales                    $1,337    $1,344   $1,562    $1,781     $1,917
Net income (loss)(1)          285.9     (22.6)  (218.8)   (207.4)       5.3
Net income (loss)
per common share                  *      (2.0)   (19.2)    (18.2)      0.47
Working Capital(2)             (7.8)  |  52.2     68.6     200.2       32.9
Total assets                  463.8   | 595.2    604.2     798.7      884.8
Long-term debt                 59.5   |  27.1     33.3      53.4      289.6
Liabilities subject                   |
 to settlement                    -   | 562.1      571     539.8          -

     In connection with its emergence from Chapter 11, the Company adopted fresh-start reporting (Note 2 to the Consolidated Financial Statements) at the end of the fiscal year ended January 30, 1999 ("1998"), therefore the balance sheet amounts as of that date are not comparable in certain material respects to the prior balance sheet amounts.

* Earnings per share was not presented for 1998 because such presentation would not be meaningful. The former stock was canceled under the Plan and the new stock was issued following consummation of the Plan.

(1) Included a pre-tax reorganization charge of $4.6 million, a pre-tax fresh-start revaluation charge of $108.4 million, and a pre-tax extraordinary gain on debt discharge of $419.7 million in 1998. Included a pre-tax reorganization charge of $.8 million and a gain on disposition of properties of $5.4 million for the 52 weeks ended January 31, 1998 ("1997"). Included pre-tax charges of $40.8 and $99.4 million relating to the impairment of long-lived assets and pre-tax reorganization items of $69.8 and $65.0 million for the 52 and 53 weeks ended February 1, 1997 ("1996") and February 3, 1996 ("1995"), respectively. Also, includes a gain on disposition of properties of $1.7 million for 1996 and the cumulative effect of an accounting change (net of taxes) of $.5 million for the year ended January 28, 1995 ("1994").

(2) Working capital includes $8.4 million of accrued bankruptcy expenses for 1998 and excludes liabilities subject to settlement under the reorganization case for 1995 through 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) Results of Operations

                                               Fiscal Year Ended
                           -----------------------------------------------------
                           January 30, 1999  January 31, 1998   February 1, 1997
                           ----------------  ----------------   ----------------
Stores, beginning of period       109               110                 134
New stores                          -                 -                   3
Closed stores                      (6)(a)            (1)                (27)
                                  ---               ---                 ---
Stores, end of period             103               109                 110
                                  ===               ===                 ===

(a)  Excludes one store closed in March, 1999.

     The following discussion and analysis is based on the results of operations of the Company detailed below for the 52 weeks ended January 30, 1999 ("1998"), January 31, 1998 ("1997") and February 1, 1997 ("1996"). The financial information discussed below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10-K.

              Management's Financial Discussion and Analysis of
                      Condition and Results of Operations
                             (Dollars in millions)

                                                     1998               1997                    1996
                                                     % of               % of                    % of
                                                      Net                Net                     Net
                                         1998        Sales     1997     Sales        1996       Sales
                                       --------      -----   --------   -----      -------    - -----
Net sales                              $1,337.2     100.0%   $1,344.4   100.0%    $1,561.7     100.0%
Cost of goods sold                        944.1      70.6%      948.0    70.5%     1,127.6      72.2%
                                       --------     -----       -----   -----     --------     -----
Gross margin                              393.1      29.4%      396.4    29.5%       434.1      27.8%
Leased dept.and other op.inc.              11.8       0.9%       12.1     0.9%        13.7       0.9%
                                       --------     -----       -----   -----     --------     -----
                                          404.9      30.3%      408.5    30.4%       447.8      28.7%

Selling, st.op., adm. and dist.exp.       376.9      28.2%      382.9    28.5%       504.0      32.3%
Depr. and amort. expense                   32.2       2.4%       36.2     2.7%        42.2       2.7%
                                       --------     -----       -----   -----     --------     -----
Operating loss                             (4.2)     (0.3%)     (10.6)   (0.8%)      (98.4)     (6.3%)
Loss (gain) on disp.of prop.                0.2         -        (5.4)   (0.4%)       (1.7)     (0.1%)
Int.and debt expense                       16.3       1.2%       16.6     1.2%        11.5       0.7%
Impairment of long-lived assets               -         -           -       -         40.8       2.6%
Reorg. items                                4.6       0.4%        0.8     0.1%        69.8       4.5%
                                       --------     -----       -----   -----     --------     -----
Loss before fresh-start reval.,
  inc. taxes and extraordinary item       (25.3)     (1.9%)     (22.6)   (1.7%)     (218.8)    (14.0%)
Fresh-start reval. charge                 108.4       8.1%          -       -            -         -
                                       --------     -----       -----   -----     --------     -----
Loss before inc. taxes and
  extraordinary item                     (133.8)    (10.0%)     (22.6)   (1.7%)     (218.8)    (14.0%)
                                       --------     -----       -----   -----     --------     -----
Income taxes                                  -         -            -      -            -         -
Extraordinary gain on debt disch.        (419.7)     31.4%           -      -            -         -
                                       --------     -----       -----   -----     --------     -----
Net income(loss)                         $285.9      21.4%     ($22.6)   (1.7%)    ($218.8)    (14.0%)
                                       ========     =====      ======   =====      =======     =====


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


RESULTS OF OPERATIONS FOR 1998 COMPARED TO 1997

     The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially. For example, the Company's statements regarding expected 1999 levels of borrowings, amounts available to borrow and capital expenditures are dependent on the Company's future operating performance and ability to meet its financial obligations, which is further dependent upon, among other things, continued acceptance of the Company's merchandising and marketing initiatives started in 1997, competitive conditions, changes in consumer spending and consumer spending habits, weather and economic conditions, availability and cost of sufficient labor, and changes in import duties, tariffs and quotas.

     Net sales for 1998 declined $7.2 million as a result of the impact of operating six fewer stores, mostly offset by a comparable store sales increase of 3.5%. The increase in comparable store sales was due to the merchandising and marketing initiatives begun in 1997 (see Item 1 - Business Strategy).

     Gross margin decreased $3.3 million, primarily as a result of the six closed stores, and 0.1% as a percentage of net sales in 1998 compared to 1997. Continued lower markdown and inventory shrink rates in 1998, along with improved allowances and a lower going-out-of-business markdown provision ($0.5 million vs. $2.9 million), mostly offset the impact on the gross margin rate from a lower cumulative initial markup in 1998.

     Leased department and other operating income declined $0.3 million but remained the same as a percentage of net sales. A decrease in leased department sales in 1998 was mostly offset by the impact of a full year of layaway fees (classified as other operating income). Bradlees' layaway program was reinstated in the second half of 1997.

     Selling, store operating, administrative and distribution ("SG&A") expenses declined $6.0 million and 0.3% as a percentage of net sales in 1998 compared to 1997. The decline in SG&A expenses was due to the closed stores and certain expense reduction initiatives, including the curtailment of retiree medical benefits (Note 12), a freeze of non-union pension benefits (Note 12) and improved monitoring of vendor activities, partially offset by increased logistics expenses resulting from the handling and shipping of a higher number of cartons in 1998 and an emergence-related bonus provision of $4.4 million.

     Depreciation and amortization expense declined $4.0 million and 0.3% as a percentage of net sales in 1998 compared to 1997 due primarily to the closed stores and certain fixed assets becoming fully-depreciated in 1998.

     The Company sold a property held for sale in 1998 for $7.6 million of net proceeds and recognized a loss of $0.2 million compared to a $5.4 million gain on sale of a property in 1997. These sales were not directly associated with the Chapter 11 proceedings, therefore the 1998 loss and the

1997 gain were not included in reorganization items with the other property dispositions during those years. The net proceeds from the 1998 sale were placed into restricted funds.

     Interest and debt expense declined $0.3 million but stayed the same as a percentage of net sales. The Company had increased interest expense from a higher average borrowing level under the DIP Facility (Note 7) and a slightly higher average interest rate in 1998 that was offset by lower amortization of deferred financing costs (which in 1997 included a $1.1 million write-off of deferred financing costs associated with the prior DIP facility) and lower capital lease interest (due to certain closed stores).

     Reorganization items resulted in net charges of $4.6 and $0.8 million, or 0.4% and 0.1% as a percentage of net sales, in 1998 and 1997, respectively. These net charges related directly to the Chapter 11 proceedings and associated restructuring of the Company's operations and are discussed in Note 8 to the Consolidated Financial Statements.

     In 1998, the Company incurred a charge of $108.4 million associated with the revaluation of assets and liabilities pursuant to the adoption of fresh-start reporting (Note 2) and recognized an extraordinary gain on debt discharge of $419.7 million related to the Plan consummation and settlement of the pre-petition liabilities (Note 2).

     The Company did not incur any income tax expense or benefit in 1998 and 1997 (Note 13).

RESULTS OF OPERATIONS FOR 1997 COMPARED TO 1996

     Net sales for 1997 declined $217.3 million or 13.9% from 1996 due primarily to the closing of 27 stores during 1996 and a 5.0% decrease in comparable store sales. The major cause for the decline in comparable store sales was the Company's significant reduction in the number of promotional activities in 1997 that had historically poor profit productivity. Comparable store sales stabilized during the fourth quarter of 1997 (unchanged from 1996).

     Gross margin declined $37.7 million but increased 1.7% as a percentage of net sales in 1997 compared to 1996. The decline in gross margin dollars was due to the store closings and lower comparable store sales, partially offset by the increase in the gross margin rate. The increase in the rate was primarily due to a lower markdown rate resulting from fewer promotions, improved inventory control and a decrease of $3.7 million in 1997 compared to 1996 in going-out-of-business markdown provisions for closed stores included in cost of goods sold (Note 8 to the Consolidated Financial Statements), partially offset by a slightly lower overall initial markup.

     Leased department and other operating income declined $1.6 million but was unchanged as a percentage of net sales in 1997 compared to 1996. The decline was primarily due to lower leased shoe department sales partially offset by the benefit of layaway income in the second half of 1997.

     SG&A expenses declined $121.1 million and 3.8% as a percentage of net sales in 1997 compared to 1996. The decline in SG&A expenses was due to the closed stores and numerous expense reduction initiatives, including substantial reductions in overhead and advertising costs, designed to begin bringing the Company's SG&A rate to a more competitive level. Included in the 1997 SG&A expense reductions were a $4.5 million expense credit resulting from the elimination of automatic beginning of year vacation vesting for certain pay groups (Note 15) and a $3.9 million curtailment gain associated with a reduction in retiree medical benefits (Note 12).

     Depreciation and amortization expense declined $6.0 million in 1997 compared to 1996, primarily as a result of the closed stores and the 1996 year-end write-downs of certain long-lived assets in accordance with SFAS No. 121 (Note 5). However as a percentage of net sales, depreciation and amortization remained unchanged.

     The Company sold an owned store in January, 1998 for approximately
$8.0 million and recognized a gain of $5.4 million. This store was closed as a result of the sale of the property and the sale was not directly associated with the Chapter 11 proceedings; therefore, the gain was not classified as a reorganization item. The net proceeds from this sale were placed into restricted funds.

     Interest and debt expense increased $5.1 million or .5% as a percentage of net sales in 1997 compared to 1996 due primarily to higher average borrowings under the DIP facilities in 1997 and a $1.1 million write-off in 1997 of deferred financing costs associated with the replacement of the prior DIP facility. Interest expense in 1996 included a credit of $.8 million resulting from a change in the interest rate used to discount self-insurance reserves.

     Reorganization items resulted in net charges of $.8 and $69.8 million, or .1% and 4.5% of net sales, in 1997 and 1996, respectively. These net charges related directly to the Chapter 11 proceedings and associated restructuring of the Company's operations and are discussed in Note 8 to the Consolidated Financial Statements.

     The Company did not incur any income tax expense or benefit in 1997 and 1996 (Note 13).

(b) LIQUIDITY AND CAPITAL RESOURCES

     Borrowings under the DIP Facility (Note 7) during 1998, exclusive of the issuance of letters of credit, peaked at $166.6 million, dropped to $57.6 million after the holiday season and averaged $116.4 million compared to a peak of $147.0 million and an average of $87.2 million in 1997 under the DIP facilities. The increase in borrowings was primarily due to payments for liabilities subject to settlement and reorganization expenses in 1998 not covered by cash flow from operations. The DIP Facility was terminated and repaid on the Effective Date with funds from the Revolver (see below).

     In connection with the emergence from Chapter 11, a $270 million post-emergence financing facility (the "Revolver") became effective, of which $125 million is available for issuance of letters of credit (Note 7). The Company is allowed to borrow under the Revolver primarily for working capital and general business needs. The Company currently expects its borrowings under the Revolver in 1999 to peak at approximately $185 million in October or November, 1999 and average approximately $140 million. The amount available to borrow in 1999 under the Revolver, including for letters of credit, is currently expected to peak at approximately $270 million in October or November, 1999 and average approximately $225 million.

     Other than payments made to certain pre-petition creditors approved by the Bankruptcy Court (Note 2), principal and interest payments on indebtedness, exclusive of certain capital lease obligations, incurred prior to the Filing were not made without Bankruptcy Court approval or until consummation of the Plan. Virtually all pre-petition indebtedness of Bradlees was subject to settlement under the reorganization case. The consummation cash distributions of $25.9 million were made on the Effective Date and funded primarily out of restricted cash and cash equivalents (Note 2).

     In 1998, net cash provided by operating activities before reorganization items was $6.5 million compared to $7.2 million in 1997. The benefits in 1998 from decreased inventories and a lower operating loss were offset by a decrease in accounts payable compared to an increase in accounts payable in 1997. Portions of the net cash benefit from the closing of the six stores in early 1998 were included in both 1998 and 1997. The significant improvement in net cash provided by operating activities before reorganization items in 1997 was primarily due to the significant reduction in the operating loss in 1997. The net cash used by operating activities of $26.3 million before reorganization items in 1996 was due primarily to the operating loss incurred, partially offset by the income tax refund and the net cash benefit from the closing of the 27 stores.

     Inventories declined $6.3 million in 1998 due primarily to the six closed stores and increased $1.7 million in 1997. Inventories declined $45.3 million during 1996 due primarily to the closing of the 27 stores. Accounts payable declined $5.1 million in 1998 and increased $9.0 million in 1997 due primarily to better payment terms at the end of 1997 compared to the end of 1996. Accounts payable declined $32.3 million in 1996 due primarily to the impact of the closed stores.

     Cash flows from reorganization items (included in operating activities) and the changes in restricted cash and cash equivalents (included in investing activities) are discussed in Notes 8 and 3, respectively. Proceeds from sales of assets (included in financing activities) relate primarily to the sale or modification of store leases and are discussed in Notes 2, 3 and 8. The Company utilized the $11.0 million of proceeds from the modification of the Union Square, NY lease to partially pay down the 9% Convertible Notes (Note 7) issued on the Effective Date.

     Capital expenditures of $17.1 million in 1998 primarily represented management information systems (including the start of a new warehouse management system and enhancements to the merchandising management system installed in 1997), the remodeling of nine stores and other store improvements and fixtures. Capital expenditures of $19.6 million in 1997 primarily represented management information systems (including a new mainframe computer, new store point-of-sale controllers and a new merchandising management system), store fixtures (including new chain-wide in-store directional and departmental signage) and store improvements. The decrease in capital expenditures from the $27.5 million spent in 1996 was due primarily to amounts spent on store merchandise fixtures in 1996 and the fewer stores operating after 1996.

     In 1999, the Company expects total capital expenditures to be approximately $20 million based upon its current plan, primarily for management information systems (including expenditures for the warehouse management system to be implemented beginning in 1999), a few new stores and various store improvements. The Company currently expects to finance these expenditures through internally-generated funds and the Revolver if necessary.

     Bradlees currently anticipates the following investment and financing activities for 1999: (a) capital expenditures of approximately $20 million as discussed above, (b) payments of certain capital lease obligations (Note 9), (c) principal payments on the new notes (Note 7), (d) average borrowings under the Revolver of approximately $140 million and (e) the possible sale or sale/leaseback of a lease (the proceeds of which would be utilized to pay down a major portion of the outstanding 9% Convertible Notes) for a store currently expected to begin closing by the end of 1999.

     The Company believes that the availability under its Revolver, together with its available cash and expected cash flows from 1999 operations and beyond, will enable it to fund its expected needs for working capital, capital expenditures and debt service requirements. The Company's ability to meet its financial obligations, make planned capital expenditures and implement its strategic initiatives will depend on the Company's future operating performance, which will be subject to financial, competitive, economic and other factors affecting the industry and operations of the Company, including factors beyond its control. Further improvements in operating profitability and achievement of expected cash flows from operations is critical to providing adequate liquidity and is dependent upon the Company's attainment of comparable store sales increases, along with gross margin and expense levels that are reasonably consistent with its financial plans.

      YEAR 2000 READINESS DISCLOSURE

     The Year 2000 project is proceeding as planned and the cost of remediation is still estimated to be approximately $3 to $4 million, the majority of which ($2.4 million) was incurred in 1998 and included in SG&A expenses. The Company expects that the Year 2000 project will be substantially complete by the end of the second quarter of 1999.

     In 1998, to address compliance of its information technology systems, the Company contracted with a major outside consulting firm to provide the resources required to remediate the Company's systems as necessary. In some cases, non-compliant software has been replaced through upgrades provided by manufacturers of the respective software or by installation of compliant replacement systems. The Company has also addressed embedded systems and computer-controlled devices in its stores, distribution centers and central office and is taking the necessary steps to ensure Year 2000 compliance. As of April, 1999, the Year 2000 project is approximately 90% complete.

     The Company believes the critical systems it operates will be Year 2000 compliant by the end of the second quarter of 1999, and believes it is not likely to encounter significant operational problems. However, there is no guarantee that a Year 2000 related failure will not arise. This is due to the uncertainty surrounding potential third-party related Year 2000 problems, as well as the potential failure to discover all of its own susceptible internal systems. The risk to the Company resulting from the failure of third-party or internal systems is similar to other retailers and, for the most part, to other businesses. The Company is taking steps to minimize this risk by surveying its suppliers and business partners to determine their Year 2000 readiness, which will be assessed by the end of June 1999.

     A reasonable worst case scenario could involve the failure of the Company's systems or its supplier and business partner systems which would cause a material disruption to the Company's operations. For example, this could result in an interruption of certain normal business activities and operations such as a temporary inability to process sales transactions or transmit data internally or to suppliers and business partners. If the worst case scenario should occur for any significant duration, it could have a material adverse impact on the Company's business, results of operations, liquidity and financial position. However, at this time the Company is unable to determine completely the financial consequences of such potential Year 2000 failures.

     While the Company expects its efforts will provide reasonable assurance that material disruptions will not occur, the potential for disruptions cannot be fully identified. The Company is therefore developing contingency plans based on the successful completion of the Year 2000 project, results of testing of internal systems, embedded systems and other computer-controlled devices, and assessment of third-party compliance. The contingency plans will provide for alternative courses of action to mitigate material individual system or process failures due to Year 2000 issues, and are expected to be in place by the end of August 1999. At this time, the Company cannot estimate the additional cost, if any, that might develop from the implementation of such contingency plans.

     The costs of the Year 2000 project and the dates on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

     The Company is exposed to interest rate risk primarily through its borrowings under its $270 million post-emergence financing facility (Note 7). Under the facility, the Company may borrow funds under the $250 million senior secured tranche at variable interest rates based on (a) the higher of (i) the annual rate of interest as announced by BankBoston as its "Base Rate" and (ii) the weighted average of the rates on overnight federal funds plus 0.50% per annum; or (b) 2.25% per annum plus the quotient of (i) the LIBOR Rate in effect divided by (ii) a percentage equal to 100% minus the percentage established by the Federal Reserve as the maximum rate for all reserves applicable to any member bank of the Federal Reserve system in respect of eurocurrency liabilities. Each of these rates is subject to a 0.50% increase in the event of overadvances. The $20 million junior secured facility permits the Company to borrow funds at the "Base Rate" plus 7.00% per annum.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to the Financial Statements - Item 14(a).

ITEM 9. CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     To the best of their knowledge, management is not aware of any current disagreements with its accountants, Arthur Andersen LLP ("AA"). On September 24, 1997, the Company's Audit Committee of the Board of Directors recommended the appointment of AA as certifying accountants for the Company replacing Deloitte & Touche LLP ("D&T"), who was dismissed, effective September 24, 1997 and the appointment along with the dismissal was approved by the Board of Directors and the Bankruptcy Court. There were no disagreements between D&T and the Company's management at the decision-making level during the two most recent fiscal years and the subsequent interim periods (the "Reporting Period"), which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the subject matter of the disagreements in connection with its reports. In addition, there were no reportable events, as defined in Item 304(a)(i)(v) of Regulation S-K, during the Reporting Period. A Form 8-K dated September 24, 1997 was filed to report the change in accountants.

     D&T's report on the consolidated financial statements for the year ended February 1, 1997 expressed an unqualified opinion and included explanatory paragraphs relating to the following:

     a) The Company's filing for reorganization protection under Chapter 11 of the Federal Bankruptcy Code.

     b) The Company's 1996 loss from operations and stockholders' deficiency which raise substantial doubt about the Company's ability to continue as a going concern.

     During the Reporting Period, neither the Company nor anyone on its behalf consulted AA regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, and AA did not provide a written or oral report or advice that Bradlees' management concluded was an important factor considered by the registrant in reaching a decision on the issue.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, and current positions of all executive officers and directors of the Company as of April 19, 1999 are listed below along with their business experience during the past five years.

               Name                     Age    Position
               ----                     ---    --------
         Robert A. Altschuler(2)        42     Director
         Stephen J. Blauner(1)          46     Director
         W. Edward Clingman, Jr.(2)(3)  46     Director
         Bruce Conforto                 46     Senior Vice President,
                                                 Chief Information Officer
         Gregory K. Dieffenbach         49     Senior Vice President,
                                                Human Resources
         Judith D. Dunning              48     Senior Vice President,
                                                Planning and Allocation
         John M. Friedman, Jr.(1)       54     Director
         Mark E. James                  49     Senior VicePresident, Marketing
         Lawrence Lieberman(2)          50     Director
         Robert G. Lynn                 49     Director, President and Chief
                                                Operating Officer
         Charles K. MacDonald(1)        40     Director
         Cornelius F. Moses, III        40     Senior Vice President,
                                                Chief Financial Officer
         David Phillion                 44     Senior Vice President, Logistics
         Ronald T. Raymond              55     Senior Vice President, Asset
                                                Protection
         William H. Roth(3)             47     Director
         David L. Schmitt               48     Senior Vice President, General
                                                Counsel, Secretary and Clerk
         Sandra L. Smith                42     Senior Vice President, General
                                                Merchandise Manager, Hardlines
         Thomas N. Smith                42     Senior Vice President, Stores
         James C. Sparks                52     Senior Vice President, General
                                                Merchandise Manager, Softlines
         Peter Thorner(3)               55     Chairman and Chief Executive
                                                Officer

_______________________
(1) Member of the Compensation Committee of the Board of Directors of the Company.
(2) Member of the Audit Committee of the Board of Directors of the Company.
(3) Member of the Nominating Committee of the Board of Directors of the Company.

     Mr. Altschuler became a Director of the Company in February 1999. He has served as Vice President and Director of Leasing for Marx Realty & Improvement Co., Inc. since prior to 1994.

     Mr. Blauner became a Director of the Company in February 1999. He has served as a consultant on bankruptcy and distressed investing for a small group of clients since January 1998. In addition, since 1998 Mr. Blauner has served in an Of Counsel position to the law firm of Milbank, Tweed, Hadley & McCloy LLP for the purposes of representing the Loan Syndications and Trading Association, Inc. as its outside general counsel. From prior to 1994 to December 1997, he served as a partner and, from 1996, as co-head of the national bankruptcy practice at Milbank, Tweed, Hadley & McCloy LLP.

     Mr. Clingman became a Director of the Company in February 1999. He has served as President and Chief Executive Officer of Best Products Co., Inc. ("Best Products") from January 1997 to the present (during Best Products' liquidation and related wind-down). Prior to serving as President and Chief Executive Officer, Mr. Clingman served as Senior Vice President, General Counsel and

Secretary from May 1996 to December 1996. He served as Vice President, General Counsel and Secretary from prior to 1994 to May 1996. Mr. Clingman serves as a director of Best Products.

     Mr. Conforto became Senior Vice President, Chief Information Officer of the Company in April 1998. Prior to joining the Company, he was Vice President, Corporate Information Technology of HFS Incorporated from August 1996 to April 1997. He was Vice President of Information Services for Rickel Home Centers, Inc. from prior to 1994 to August 1996.

     Mr. Dieffenbach became Senior Vice President, Human Resources of the Company in July 1997. Prior to joining the Company, he was Vice President, Human Resources for Uptons Department Stores, Inc. from prior to 1994 to May 1997.

     Ms. Dunning became Senior Vice President, Planning and Allocation of the Company in February 1997. Ms. Dunning served as Vice President, Strategic Planning of the Company from January 1996 to February 1997. Prior to joining the Company, she was Vice President, Merchandise Planning of Rich's/Lazarus/Goldsmith's, a division of Federated Department Stores, Inc., from February 1995 to January 1996 and Vice President, Merchandise Planning of Lazarus Department Stores, Inc., a division of Federated Department Stores, Inc., from prior to 1994 to February 1995.

     Mr. Friedman became a Director of the Company in May 1996. Mr. Friedman was a partner at Dewey Ballantine from prior to 1994 to when he retired in April 1996.

     Mr. James became Senior Vice President, Marketing of the Company in May 1997. Prior to joining the Company, he was Senior Vice President, Marketing and Advertising for Best Products from prior to 1994 to December 1996.

     Mr. Lieberman became a Director of the Company in February 1999. He served as Vice President, Merchandising for ABC Home Furnishings Inc. from prior to 1994 to February 1999.

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

     Mr. MacDonald became a Director of the Company in February 1999. He has served as President of Morgandane Management Corp., an investment advisory firm, from 1997 to the present. From prior to 1994 to 1995, he was a portfolio manager for Stonington Management Corp. ("Stonington"). Morgandane Management Corp. provides investment advisory services to Stonington. Stonington is under common management with Elliott Associates, L.P. and Westgate International, L.P.
Mr. MacDonald also serves as a director of Atlantic Gulf Communities Corp.


     Mr. Moses became Senior Vice President, Chief Financial Officer of the Company in July 1996. Mr. Moses served as Senior Vice President, Finance of the Company from July 1995 to July 1996. Mr. Moses was Vice President, Finance of the Company from April 1995 to July 1995. Prior to joining the

Company, Mr. Moses was Senior Vice President, Finance of Ames Department Stores, Inc. ("Ames") from prior to 1994 to April 1995.

     Mr. Phillion became Senior Vice President, Logistics of the Company in March 1999. Mr. Phillion served as Vice President, Merchandise and Promotional Planning of the Company from February 1997 to March 1999. He was Director of Merchandise Support of the Company from prior to 1994 to February 1997.

     Mr. Raymond became Senior Vice President, Asset Protection of the Company in July 1995. Prior to joining the Company, he was Senior Vice President, Asset Protection for Ames from prior to 1994 to July 1995.

     Mr. Roth became a Director of the Company in February 1999. He has served as a partner at the law firm of Kelly & Roth since prior to 1994.

     Mr. Schmitt has served as Senior Vice President, General Counsel, Secretary and Clerk of the Company since November 1995. He was Vice President, General Counsel, Secretary and Clerk of the Company from July 1995 to November 1995. Prior to joining the Company he was Vice President, Business Development for Wheelabrator Clean Water Systems, Inc. from 1994 to June 1995. He was President of CP Consulting from prior to 1994 to June 1994.

     Ms. Smith became Senior Vice President, General Merchandise Manager, Hardlines of the Company in July 1995. Ms. Smith served as Vice President, General Merchandise Manager, Hardlines of the Company from February 1994 to July 1995.

     Mr. Smith became Senior Vice President, Stores of the Company in December 1997. Prior to joining the Company, he was Director of Operations and Merchandising for Fry's Electronics from April 1995 to December 1997. He was Division Director for The Home Depot/Crossroads from prior to 1994 to April 1995.

     Mr. Sparks became Senior Vice President, General Merchandise Manager, Softlines of the Company in July 1995. He was Vice President, General Merchandise Manager, Softlines of the Company from October 1994 to July 1995. Prior to joining the Company, Mr. Sparks was Vice President, General Merchandise Manager of Belk Lindsey from prior to 1994 to October 1994.

     Mr. Thorner has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1997. He served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company from December 1996 to April 1997. He served as President and Chief Operating Officer of the Company from June 1995 to December 1996 and he was elected a Director of the Company in July 1995. He was Vice Chairman of the Company from March 1995 to June 1995. Prior to joining the Company, he was President, Chief Operating Officer and Acting Chief Executive Officer and a member of the Board of Directors of Ames from prior to 1994 to 1994.

     On September 24, 1996, while Mr. James was Senior Vice President, Marketing and Advertising of Best Products, and Mr. Clingman was Senior Vice President, General Counsel and Secretary of Best Products, Best Products filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Best Products was subsequently liquidated.

     Mr. Conforto was Vice President of Information Services for Rickel Home Centers, Inc. when they filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Rickel Home Centers, Inc. was subsequently liquidated.

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

     Based solely on the Company's review of the copies of Forms 3 and 4 and amendments thereto received by it during 1998, Forms 5 and amendments thereto received by it with respect to fiscal 1998, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that during 1998 officers, directors and greater-than-ten-percent beneficial owners complied with all filing requirements under
Section 16(a) of the Exchange Act applicable to them.

BOARD OF DIRECTORS OF THE COMPANY AND ITS COMMITTEES

     The business of the Company is managed under the direction of its Board of Directors. There are nine members of the Board of Directors. These directors were selected pursuant to the Plan and assumed their positions as of the Effective Date. The Amended and Restated Articles of Organization of the Company provide that the members of the Board of Directors shall serve initial terms which will expire upon the election and qualification of directors at each annual meeting of stockholders. At each annual meeting of stockholders, the successors of the directors will be elected by a plurality of the votes cast at such meeting. The Company intends to hold its first annual meeting after the Effective Date in the Spring of 2000.

     The Board of the Company has established an audit committee (the "Audit Committee"), a compensation committee (the "Compensation Committee") and a nominating committee (the "Nominating Committee"). The Audit Committee, which consists solely of outside directors, recommends to the Board of Directors the firm to be appointed as independent accountants to audit the financial statements and to perform services related to the audit. The Audit Committee also reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's annual operating results, considers the adequacy of the internal accounting procedures and confirms and assures the independence of both the internal auditor and the independent accountants. The Audit Committee is evaluating the recent recommendations of the Blue Ribbon Panel (a panel comprised of various constituencies of the financial community that was formed to make recommendations to strengthen the role of audit committees in the financial reporting process). The members of the Audit Committee are W. Edward Clingman, Jr., Robert A. Altschuler and Lawrence Lieberman.

     The Compensation Committee, which consists solely of outside directors, reviews and recommends to the Board of Directors the compensation arrangements for all directors and officers, approves such arrangements for other senior level employees and administers and takes such other action as may be required in connection with certain compensation and incentive plans of the Company. The Compensation Committee also determines the number of options to be granted or shares of Common Stock to be issued to eligible persons under the Bradlees, Inc. 1999 Stock Option Plan (the "Stock Plan"). In addition, the Compensation Committee establishes, amends and revokes rules and regulations for administration of the Stock Plan. The members of the Compensation Committee are John M. Friedman, Jr., Stephen J. Blauner and
Charles K. MacDonald.

     The Nominating Committee consists of the Chairman of the Board and two other non-employee directors nominated by the Chairman of the Board and approved by a majority of the Board. The purpose of the Nominating Committee is to facilitate the nomination of directors to fill vacancies on the Board. The members of the Nominating Committee are Peter Thorner, William H. Roth and W. Edward Clingman, Jr.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

     The following table sets forth the earned compensation for the Chief Executive Officer of the Company and the four highest paid executive officers of the Company in 1998 other than the Chief Executive Officer (the "Named Officers") for 1998, 1997 and 1996.

                          Summary Compensation Table

                                                                             Long Term Compensation
                                                                      -----------------------------------
                                                                               Awards
                                                                           -------------
                                      Annual Compensation                                          Payouts
                                  -------------------------------                   Securities     -------
Name and                                                       Other    Restricted  Underlying                    All
Principal                                                     Annual      Stock      Options/     LTIP          Other
Position                  Year    Salary        Bonus     Compensation    Awards       SARs      Payouts    Compensation
--------                  ----    -----         -----     ------------    ------       ----     ---------   ------------
Peter Thorner             1998   $847,596      $467,500(1)   $55,836(2)     -            -     $550,000(3)   $601,169(4)
Chairman and              1997   $741,827      $299,063(5)     (6)          -            -     $150,000(3)   $  9,318
Chief Executive           1996   $589,166             -      $12,961        -            -     $150,000(3)   $  9,293
Officer

Robert G. Lynn            1998   $586,442      $300,000(1)     (6)          -            -            -      $189,020(4)
Director,                 1997   $401,827(7)   $196,875(5)   $29,109        -            -            -           840
President and
Chief Operating
Officer

Thomas N. Smith           1998   $295,000      $103,250(1)     (6)          -            -            -      $ 76,004(8)
Senior Vice               1997   $ 45,385(7)          -         -           -            -            -      $127,768
President, Stores

Cornelius F. Moses, III   1998   $282,343      $105,000(1)     (6)          -            -            -      $128,636(4)
Senior Vice President     1997   $279,175      $ 84,012(5)     (6)          -            -            -      $  1,054
and Chief Financial       1996   $228,682             -        (6)          -            -            -      $    944
Officer

David L. Schmitt          1998   $246,154      $ 89,250(1)     (6)          -            -            -      $103,980(4)
Senior Vice               1997   $243,751      $ 73,500(5)     (6)          -            -            -      $    912
President,                1996   $180,024             -        (6)          -            -            -      $    748
General Counsel,
Secretary and Clerk

(1) Includes an earned bonus paid in April 1999 pursuant to the Company's Corporate Bonus Plan (see below).

(2) Includes $26,400 for an automobile allowance and $29,436 for reimbursement of certain legal and annual financial counseling expenses and the tax liabilities related to such expenses.

(3) See Enterprise Appreciation Incentive Plan (see below).

(4) Includes premiums paid by the Company with respect to term life insurance for the calendar year ended December 31, 1998 and the following earned bonuses paid following the Effective Date pursuant to the Management Emergence Bonus Plan (see below): Mr. Thorner - $400,000; Mr. Lynn $116,667; Mr. Moses $75,000; and Mr. Schmitt - $58,333. Also includes the following deferred payments, with interest, paid following the Effective Date with respect to the bonuses earned pursuant to the Corporate Bonus Plan (see below) in fiscal 1997 and/or its predecessor, the Retention Bonus Plan in fiscal 1995: Mr. Thorner - $190,228; Mr. Lynn - $69,873; Mr. Moses $52,017;
    and Mr. Schmitt - $44,251. Also includes the following matching contributions made by the Company pursuant to the Bradlees 401(k) Savings Plan (the "401(k) Plan"): Mr. Thorner - $1,798; Mr. Lynn -$1,385;
    Mr. Moses -$692; and Mr. Schmitt - $588.

(5) Includes an earned bonus paid in April 1998 pursuant to the Corporate Bonus Plan (see below), but excludes the following deferred payments which were paid, with interest, following the Effective Date: Mr. Thorner - $99,688; Mr. Lynn -$65,625; Mr. Moses $28,004; and Mr. Schmitt - $24,500.

(6) Perquisites and other personal benefits for the indicated periods did not exceed the lesser of $50,000 or 10% of reported salary and bonus.

(7) Represents a partial year beginning when Mr. Lynn joined the Company in April 1997 and Mr. Smith joined the Company in December 1997.

(8) Includes premiums paid by the Company with respect to term life insurance for the calendar year ended December 31, 1998. Also includes $58,351 for relocation expenses related to Mr. Smith's employment as Senior Vice President, Stores of the Company and reimbursement for tax liabilities related to such relocation expenses. Also includes an earned bonus of $16,667 paid following the Effective Date pursuant to the Management Emergence Bonus Plan (see below).

CORPORATE BONUS PLAN

     In February 1997 the Company adopted, and in April 1997 the Bankruptcy Court approved, the Corporate Bonus Plan (the "Corporate Bonus Plan"). The Corporate Bonus Plan provides incentives and rewards for (i) performance of key employees that meets or exceeds expectations and (ii) attainment of threshold performance measurements tied directly to the Company's annual business plan. The amount of the award increases if the Company's performance exceeds the business plan. In addition, a discretionary fund in the amount of $500,000 is available to provide bonuses to (a) non-bonus eligible employees based upon performance regardless of whether the Company achieves its target performance level and (b) bonus eligible employees based on performance if the Company does not achieve its target performance level.

     Under the Corporate Bonus Plan, the Company had to obtain a minimum EBITDA (as defined) of $32 million for fiscal 1998, net of the anticipated costs of the Corporate Bonus Plan, in order for any employee to be eligible for 100% of an award (except for the discretionary fund mentioned above). The Company achieved an EBITDA of $32.4 million (net of the provision for the bonuses) for fiscal 1998 and paid total bonuses of $4.8 million to 377 employees under the Corporate Bonus Plan in April 1999.

     With respect to the Named Officers and certain other members of the Company's senior management, one-quarter of the amount of any bonus payable before the Company consummated its Plan was paid, with interest, following the Effective Date. The remaining three-quarters of the bonuses was previously paid. See "Summary Compensation Table."

     For fiscal 1999, the Company's Board of Directors adopted threshold performance measurements tied directly to the Company's 1999 business plan. The Company must obtain a minimum EBITDA of

$40 million, net of the anticipated costs of the Corporate Bonus Plan, in order for any employee to be eligible for 100% of an award (except for the discretionary fund mentioned above). Partial awards will be made if the Company achieves certain levels of EBITDA below $40 million. For each $5 million of EBITDA improvement (net of the provision for the additional earned bonuses) over $40 million, the award increases by 25% of the base award up to a maximum increase of 100% of the award. In addition, any award may be increased or decreased by 25% based upon an employee's performance.

ENTERPRISE APPRECIATION INCENTIVE PLAN

     In August 1995 the Company adopted, and in November 1995 the Bankruptcy Court approved, the Enterprise Appreciation Incentive Plan (the "Incentive Plan"). The Incentive Plan was terminated on the Effective Date. The Incentive Plan was intended to provide an incentive to those key executives whose management and individual performance would have a direct impact on increasing the long-term value of the Company. A payment of $400,000 was paid to Mr. Thorner following the Effective Date with respect to amounts due him for the remaining term of the Incentive Plan (see "Summary Compensation Table" and Employment Agreement with Peter Thorner below). No further payments will be made under the Incentive Plan since it has been terminated.

MANAGEMENT EMERGENCE BONUS PLAN

     Certain executives were selected to participate in the Company's Management Emergence Bonus Plan (the "Emergence Bonus Plan"). The aggregate amount payable to these employees under the Emergence Bonus Plan is $3 million.
One million dollars of this was paid following the Effective Date. The remaining $2 million will be paid on the later of (a) the one-year anniversary of the Effective Date and (b) the date upon which the 9% Convertible Notes are fully paid or converted into equity. No payments will be made under the Emergence Bonus Plan if there exists any continuing default under the BankBoston Facility or its successor. If an employee leaves the Company for any reason, other than an involuntary termination without Cause or a voluntary termination for Good Reason (as such terms are defined in the Emergence Bonus Plan), within one year of receiving a payment under the Emergence Bonus Plan, the payment shall be subject to partial or total recoupment. If an employee is involuntarily terminated without Cause, voluntarily leaves for Good Reason, or leaves due to death or disability, then the employee does not have to return any payments under the Emergence Bonus Plan and is entitled to receive any portion of the payments to be made under the Emergence Bonus Plan within 30 days after the date of termination of employment.

SEVERANCE PROGRAM

     In August 1995 the Company adopted, and in November 1995 the Bankruptcy Court approved, a severance program (the "Severance Program") that covers all officers, Vice President and above, and certain other employees of the Company, but not including Mr. Thorner who has a separate employment agreement (see Employment Agreement with Peter Thorner below). If the employment of any participant in the Severance Program is terminated other than for cause, death, disability or by the employee, then salary is guaranteed, subject to mitigation by other employment, for up to eighteen months for the President, Executive Vice Presidents and Senior Vice Presidents, twelve months for Vice Presidents, and six months for certain other employees, and a lump-sum payment equal to six months of salary is paid to certain other employees. Certain participants would also receive a lump-sum payment equal to the amount of any incentive payment for the fiscal year in which the termination occurred (the "Severance Lump Sum").

     If the employment of any participant is terminated other than for Cause, death, disability or retirement, or is terminated under certain other circumstances, within one year following a change of control of the Company, the employee will receive a lump-sum payment. The payment is the Severance Lump Sum amount plus one and one-half times the annual salary in effect immediately prior to the change of control (the "Annual Salary") for the President and Senior
Vice Presidents, one times the Annual Salary for Vice Presidents and one-half times the Annual Salary for certain other employees. For purposes of the Severance Program, a change of control includes but is not limited to the acquisition by any person of beneficial ownership of 50% or more of the Company's outstanding voting securities, or the failure of the individuals who constituted the Board of Directors in August 1995 to continue to constitute a majority of the Board unless the election of the new directors has been approved by the incumbent directors. Consummation of the Plan did not constitute a change of control under the Severance Program.

STOCK OPTION PLAN FOR KEY EMPLOYEES

     There were no options for Old Bradlees' common stock granted or exercised by Named Officers in fiscal 1998. Pursuant to the Plan of Reorganization, all options outstanding immediately prior to the Effective Date were canceled as of the Effective Date. On the Effective Date, the Bradlees, Inc. 1999 Stock Option Plan (the "Stock Plan") became effective. Pursuant to the Plan, the Company has agreed to grant options to purchase 750,000 shares of the Company's Common Stock to the Company's senior management. The options will be granted when their exercise price is determined and will vest in one-third increments beginning on the Effective Date and at the end of each of the two years following the Effective Date. All vested options shall be exercisable for a period of five years from the Effective Date. The exercise price of these options will be the lowest ten-day rolling average of the closing price of the Company's Common Stock between April 3, 1999 and May 3, 1999 (the period between sixty and ninety days after the Effective Date). At the time of the grant, any compensation expense related to these options will begin to be recorded over the vesting period. In addition, the Compensation Committee has the right to grant to options with respect to 250,000 additional shares at such price and on such terms as the Compensation Committee shall determine.

RETIREMENT PLANS

     The Company maintains a qualified retirement plan (the "Retirement Plan") for its eligible employees. The retirement benefits under the Retirement Plan are determined pursuant to a benefit formula that takes into account the employee's Final Average Compensation (as defined in the Retirement Plan), and/or years of service, up to 30 years. Effective December 31, 1998, the Retirement Plan for the Company's non-union employees was frozen for credited service and salary adjustments and the Company reinstated matching contributions to its 401(k) Plan. All benefits under the Retirement Plan, except the minimum benefits, are subject to an integration offset based upon the employee's Covered Compensation (as defined in the Retirement Plan) or Final Average Compensation, if less. The Company also maintains a non-qualified Supplemental Executive Retirement Plan (the "Supplemental Plan") which, as of December 1, 1995, replaced the Excess Pension Plan which was terminated. Under the Supplemental Plan an eligible employee, upon normal retirement at age 65, may receive supplemental retirement benefits equal to 50% of his or her Final Average Compensation, minus the sum of his or her Social Security benefits and the annual benefit payable from the Retirement Plan. The benefits from the Supplemental Plan are payable in the form of a single lump sum amount. The following table shows the estimated annual retirement benefits which will be payable to participating employees from the Retirement Plan and the Supplemental Plan in the form of a straight life annuity upon normal retirement at age 65 after selected periods of service. These benefits presented below do not reflect the Social Security offset described above and do not take into account any reduction for joint and survivor payments.

                              PENSION PLAN TABLE

                              Estimated Annual Retirement Benefits
                              ------------------------------------
      Final Average            10 Years              15 or More
      Compensation*           of Service          Years of Service
      ------------            ----------          ----------------
        $  200,000             $ 66,666               $100,000
        $  250,000             $ 83,333               $125,000
        $  300,000             $100,000               $150,000
        $  400,000             $133,333               $200,000
        $  500,000             $166,666               $250,000
        $  600,000             $200,000               $300,000
        $  700,000             $233,333               $350,000
        $  800,000             $266,666               $400,000
        $  900,000             $300,000               $450,000
        $1,000,000             $333,333               $500,000
        $1,100,000             $366,666               $550,000
        $1,200,000             $400,000               $600,000
        $1,300,000             $433,333               $650,000
        $1,400,000             $466,666               $700,000
        $1,500,000             $500,000               $750,000
        $1,600,000             $533,333               $800,000

_______________
* Federal law limits the amount of compensation that may be taken into account in calendar year 1998 in calculating benefits under the Retirement Plan to $160,000 and limits the annual benefits that may be payable in calendar year 1998 to $125,000. These tax limits do not apply to benefits payable from the Supplemental Plan.

     Compensation recognized under the Retirement Plan is the participant's annualized rate of base salary. Compensation under the Supplemental Retirement Plan is the participant's base salary and bonus. The calculation of retirement benefits under both plans is generally based upon the participant's highest annual compensation averaged over three years. As of December 31, 1998, the years of credited service for the Retirement Plan for Messrs. Thorner, Lynn, Smith, Moses, and Schmitt were 4, 2, 0, 4 and 4, respectively. As of December 31, 1998, the years of credited service for the Supplemental Plan for Messrs. Thorner, Lynn, Smith, Moses, and Schmitt were 9, 2, 1, 4 and 4, respectively.

COMPENSATION OF DIRECTORS

     Each director who is not an employee of the Company receives an annual retainer of $30,000. Directors who are also employees of the Company do not receive any remuneration for serving as directors.

EMPLOYMENT AGREEMENT WITH PETER THORNER

     The Company has entered into a three-year employment agreement with Mr. Thorner, commencing as of October 26, 1995 and amended as of November 7, 1997. This employment agreement is automatically extended for one additional year each year unless either party gives the other party written notice of its election not to extend the contract. Effective December 24, 1996, concurrent with his then appointment as Chairman, President and Chief Executive Officer, Mr. Thorner received a minimum annual base salary of $725,000 and an annual incentive award of 55% of his base salary. In March 1998, The Company's Board of Directors approved an increase in Mr. Thorner's annual base salary to $850,000 effective February 1, 1998. In April 1999, the Board of Directors approved an increase in Mr. Thorner's annual base salary to $925,000 effective January 31, 1999. While in Chapter 11, the annual incentive award was payable pursuant to the Corporate Bonus Plan. The annual incentive award could be increased to 110% of Mr. Thorner's base salary if certain maximum performance goals are met under the Corporate Bonus Plan. Under the employment agreement, one-quarter of the amount of any annual incentive bonus payable before the consummation of the Plan of Reorganization was deferred, and paid with interest following the Effective Date.

     In addition, the employment agreement provided for the payment by the Company of an equity incentive bonus (payable in cash, debt and equity securities) pursuant to the Incentive Plan determined by reference to the increase in value of the Company from the date of the bankruptcy filing to the fifth anniversary of the employment agreement, subject generally to vesting over five years. Under the employment agreement, Mr. Thorner was entitled to receive an annual nonrefundable advance of $150,000 towards his benefits under the Incentive Plan while he remained employed by the Company. The employment agreement also provided that Mr. Thorner's equity incentive bonus under the Incentive Plan would be at least $1,000,000 but would not exceed the lesser of $4,615,385 or 3% of the appreciation in value of the Company. No payments were paid under the Incentive Plan to Mr. Thorner, other than the annual nonrefundable advances and a payment of $400,000 with respect to amounts due
Mr. Thorner for the remaining term of the Incentive Plan, which was paid following the Effective Date. The agreement also provides for certain retirement benefits, for reimbursement of certain legal, annual financial counseling and relocation expenses and participation in the Company's employee benefit plans. The employment agreement also provides that in the event of Mr. Thorner's termination of employment by the Company (including following a change in control of the Company) without Cause or Good Reason (as defined in the Employment Agreement), Mr. Thorner would generally be entitled to all payments and benefits called for under the agreement for the remainder of its term. Consummation of the Plan did not constitute a change of control under the agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     All executive officer compensation decisions will be made by the Compensation Committee. The Compensation Committee will review and make recommendations regarding the compensation for management and key employees, including salaries and bonuses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of April 19, 1999, by
(i) each person known by us to beneficially own five percent or more of the outstanding shares of the Common Stock, (ii) each director and the Named Officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Directors, Named Officers,
and 5% Beneficial Owners(1)(2)      Shares Beneficially Owned(2)  Percentage(3)
------------------------------      ---------------------------   -------------
Ariel Fund Limited                            1,369,944               13.4%
Gabriel Capital, L.P.                           928,617                9.1%
Robert A. Altschuler                                  0                 *
Stephen J. Blauner                                2,000                 *
W. Edward Clingman, Jr.                               0                 *
John M. Friedman, Jr.                                 0                 *
Lawrence Lieberman                                    0                 *
Robert G. Lynn                                        0                 *
Charles K. MacDonald                                  0                 *
Cornelius F. Moses, III                               0                 *
William H. Roth                                   1,500                 *
David L. Schmitt                                      0                 *
Thomas N. Smith                                       0                 *
Peter Thorner                                         0                 *
All directors and executive
officers as a group
(consisting of 20 people).                        3,500                 *

---------------
*  Represents less than 1.0% of the issued and outstanding shares of Common
Stock.

(1) Unless otherwise indicated, the mailing address for each stockholder and director is c/o the Company, One Bradlees Circle, Braintree, Massachusetts 02184. For Ariel Fund Limited, the mailing address is c/o Maples & Calder, P.O. Box 309, Grand Cayman, Cayman Islands, BWI. For Gabriel Capital, L.P., the mailing address is 450 Park Avenue, New York, New York 10627.

(2) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition of, a security). In computing the number of shares of Common Stock beneficially owned by a person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 19, 1999 are deemed outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The beneficial ownership amounts above exclude an indeterminate number of shares issuable upon conversion of the 9% Convertible Notes. Since the number of shares of Common Stock issuable upon conversion of the 9% Convertible Notes varies as the market price of the Common Stock changes, it is impossible at this time to determine how many shares may be issued upon conversion of the 9% Convertible Notes. The number of shares beneficially owned does not include any warrants that may be owned by such person. The Company has agreed to issue warrants to purchase 1,000,000 shares of the Company's Common Stock to certain creditors after the surrender of their pre-petition notes, but until such surrender is complete, all of the recipients of such warrants are not determinable.

(3) Percentage ownership is based upon 10,225,711 shares of Common Stock issued and outstanding as of April 19, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OTHER TRANSACTIONS

     In February 1998, the Company made a loan in the amount of $100,000 to Thomas N. Smith, Senior Vice President, Stores, in connection with his relocation. This loan was interest-free and payable on January 30, 1999. The due date was extended until April 15, 1999, with interest at 10% per annum during the extension period. The loan has been repaid in full. In September 1998, the Company made a loan in the amount of $100,000 to Bruce Conforto, Senior Vice President and Chief Information Officer, in connection with his relocation. This loan was interest-free and payable on or prior to March 31, 1999. The loan has been repaid in full.

COMPANY POLICY

     The Company has a policy that any transactions with directors, officers, employees or affiliates be approved in advance by a unanimous vote of the Company's Board of Directors, with any affected director abstaining from such vote, and be on terms no less favorable to the Company than the Company could obtain from non-affiliated parties.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          Report of Independent Public Accountants--Arthur Andersen LLP Independent Auditors' Report- Deloitte & Touche LLP.
          Consolidated statements of operations for the years ended January 30, 1999, January 31, 1998 and February 1, 1997.
          Consolidated balance sheets as of January 30, 1999 and January 31,
          1998.
          Consolidated statements of cash flows for the years ended January 30, 1999, January 31, 1998 and February 1, 1997.
          Consolidated statements of stockholders' equity (deficiency) for the years ended January 30, 1999, January 31, 1998 and February 1, 1997. Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules

          All financial statement schedules are omitted, as the required information is not applicable or is included in the consolidated financial statements or related notes.

     3.   Exhibits

          The exhibits required to be filed by item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

(b)       Reports on Form 8-K

          The following report on Form 8-K was filed during the 13 weeks ended January 30, 1999:

 Date of Report      Date of Filing   Item Number     Description
 --------------      --------------   -----------     -----------
December 2, 1998    December 3, 1998    3 & 5         Reporting of confirmation
                                                      of plan of reorganization
                                                      and third-quarter results
                                                      compared to forecast and
                                                      plan

                                BRADLEES, INC.
                               AND SUBSIDIARIES

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Braintree, Commonwealth of Massachusetts on April 28, 1999.

                              BRADLEES, INC.

                              By: /s/ CORNELIUS F. MOSES, III
                                  ------------------------------------------
                              Cornelius F. Moses, III
                              Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the date indicated.

    Signature                          Title                          Date
    ---------                          -----                          ----
/s/PETER THORNER               Chairman and Chief                April 28, 1999
Peter Thorner                  Executive Officer
                               (Principal Executive Officer)

/s/ROBERT G. LYNN              President and Director            April 28, 1999
-------------------------      (Chief Operating Officer)
Robert G. Lynn

/s/CORNELIUS F.MOSES, III      Senior Vice President,            April 28, 1999
-------------------------      Chief Financial Officer
Cornelius F. Moses, III        (Principal Financial and
                               Accounting Officer)

/s/ROBERT A. ALTSCHULER        Director                          April 28, 1999
-------------------------
Robert A. Altschuler

/s/ STEPHEN J. BLAUNER         Director                          April 28, 1999
-------------------------
Stephen J. Blauner

/s/ W. EDWARD CLINGMAN, JR.    Director                          April 28, 1999
---------------------------
W. Edward Clingman, Jr.

/s/ JOHN M. FRIEDMAN, JR.      Director                          April 28, 1999
-------------------------
John M. Friedman, Jr.

/s/ LAWRENCE LIEBERMAN         Director                          April 28, 1999
-------------------------
Lawrence Lieberman

/s/ CHARLES K. MACDONALD       Director                          April 28, 1999
-------------------------
Charles K. MacDonald

/s/ WILLIAM H. ROTH            Director                          April 28, 1999
-------------------------
William H. Roth

                               INDEX TO EXHIBITS
                               -----------------

Exhibit                                                            Sequentially
 No.      Description                                              Numbered Page
 ---      -----------                                              -------------
2.1*      Modified Plan of Reorganization and Plan Disclosure
          Statement is incorporated by reference from Pre-
          Effective Amendment No. 2 to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-66953), Part II,
          Item 16, Exhibit 2.1, as filed with the Securities and
          Exchange Commission on January 28, 1999.

2.2*      Indenture dated February 2, 1999 between Bradlees
          Stores, Inc.,Bradlees, Inc., New Horizons of Yonkers,
          Inc. and IBJ Whitehall Bank & Trust Company, with Form of Note, is incorporated by reference from Post-
          Effective Amendment No. 1 to the Company's Registration
          Statement on Form S-1 (SEC File No.333-66953), Part II,
          Item 16 Exhibit 2.2 as filed with the Securities and Exchange Commission on February 16, 1999.

2.3* Form of 9% Convertible Note is incorporated by reference from Pre-Effective Amendment No. 2 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-
          66953), Part II, Item 16, Exhibit 2.3, as filed with the
          Securities and Exchange Commission on January 28, 1999.

2.4* Form of New Warrant is incorporated by reference from Pre-Effective Amendment No. 2 to the Company's
          Registration Statement on Form S-1 (SEC File No.333-
          66953), Part II, Item 16, Exhibit 2.9, as filed with the
          Securities and Exchange Commission on January 28,1999.

3.1*      Amended and Restated Articles of Organization of
          Bradlees,Inc. is incorporated by reference from Post-
          Effective Amendment No. 1 to the Company's Registration
          Statement on Form S-1 (SEC File No.333-66953), Part II,
          Item 16, Exhibit 3.1, as filed with the Securities and Exchange Commission on February 16, 1999.

3.2* Amended and Restated By-laws of Bradlees, Inc. is incorporated by reference from Post-Effective Amendment
          No. 1 to the Company's Registration Statement on
          Form S-1(SEC File No. 333-66953), Part II, Item 16,
          Exhibit 3.3, as filed with the Securities and Exchange
          Commission on February 16, 1999.

                               INDEX TO EXHIBITS
                               -----------------

Exhibit                                                            Sequentially
 No.      Description                                              Numbered Page
 ---      -----------                                              -------------
4.1*      Specimen Certificate for shares of Common Stock, $.01
          par value, of Bradlees, Inc. is incorporated by
          reference from Pre-Effective Amendment No. 2 to the
          Company's Registration Statement on Form S-1 (SEC File
          No.333-66953), Part II, Item 16, Exhibit 4.1, as filed
          with the Securities and Exchange Commission on
          January 28, 1999.

10.1* Registration Rights Agreement is incorporated by reference from Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File
          No. 333-66953), Part II, Item 16, Exhibit 10.1, as filed with the Securities and Exchange Commission on February 16, 1999.

10.2*     Amended and Restated Employment Agreement dated as of
          October 26, 1995 between and among Bradlees, Inc.,
          Bradlees Stores, Inc. and Peter Thorner is incorporated by reference from the Company's Form 10-Q for the quarterly period ended October 28, 1995, Part II, Item
          6, Exhibit 10.2, as filed with the Securities and Exchange Commission on December 12, 1995.

10.3* Amendment to Amended and Restated Employment Agreement, dated as of November 7, 1997, between and among Bradlees, Inc., Bradlees Stores, Inc. and Peter Thorner is incorporated by reference from the Company's Form 10-
          K for the year ended January 31, 1998, Part IV, Item
          14(a)(3),Exhibit 10.23 as filed with the Securities and Exchange Commission on May 1, 1998.

10.4*     Bradlees, Inc. and Bradlees Stores, Inc. Enterprise
          Appreciation Incentive Plan Effective June 23, 1995 is incorporated by reference from the Company's Form 10-Q for the quarterly period ended October 28, 1995, Part
          II, Item 6, Exhibit 10.5, as filed with the Securities and Exchange Commission on December 12, 1995.

10.5      Bradlees, Inc. and Bradlees Stores, Inc. Supplemental
          Executive Retirement Plan Effective December 1, 1995 is incorporated by reference from the Company's Form 10-K for the year ended February 3, 1996, Part IV, Item
          14(a)(3), Exhibit 10.32, as filed with the Securities and Exchange Commission on May 3, 1996.

                               INDEX TO EXHIBITS
                               -----------------

Exhibit                                                            Sequentially
 No.      Description                                              Numbered Page
 ---      -----------                                              -------------
10.6*     Form of Senior Vice President Severance Agreement is
          incorporated by reference from the Company's Form 10-K
          for the year ended February 3, 1996, Part IV, Item
          14(a)(3), Exhibit 10.33 as filed with the Securities and
          Exchange Commission on May 3, 1996.

10.7*     Form of Revised Senior Vice President Severance
          Agreement is incorporated by reference from the Company's Form 10-K for the fiscal year ended February
          1, 1997, Part IV, Item 14(a)(3), Exhibit 10.40, as filed with the Securities and Exchange Commission on May 2,
          1997.

10.8*     Form of Revised Senior Vice President Severance
          Agreement is incorporated by reference from the Company's Form 10-Q for the quarterly period ended May
          3, 1997, Part II, Item 6, Exhibit 10, as filed with the
          Securities and Exchange Commission on June 6, 1997.

10.9      Form of Revised Senior Vice President Severance
          Agreement.

10.10* Form of President Severance Agreement is incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 1997, Part IV, Item 14(a)(3),
          Exhibit 10.41, as filed with the Securities and Exchange
          Commission on May 2, 1997.

10.11*    Corporate Bonus Plan for Fiscal Year Ended January 31,
          1998 and Subsequent Fiscal Years is incorporated by reference from the Company's Form 10-Q for the quarterly period ended August, 1997, Part II, Item 6, Exhibit 10, as filed with the Securities and Exchange Commission on September 16, 1997.

10.12*    10.12* Stipulation and Order, dated October 6, 1997, among
          Bradlees Stores, Inc., Bradlees, Inc. and their
          Affiliates and Mark A. Cohen Settling Claims Arising
          Under Employment Contract with Mark A. Cohen and Bar
          Order, are incorporated by reference from the Company's
          Form 10-Q for the quarterly period ended November 1, 1997, Part II, Item 6,Exhibit 10, as filed with the
          Securities and Exchange Commission on December 16,1997.

                               INDEX TO EXHIBITS
                               -----------------

Exhibit                                                            Sequentially
 No.      Description                                              Numbered Page
 ---      -----------                                              -------------
10.13*    Revolving Credit and Guaranty Agreement between
          BankBoston, N.A. as Administrative Agent and as Issuing
          Bank, and the Borrower, Bradlees Stores, Inc., with
          Bradlees, Inc. as Guarantor is incorporated by reference
          from Post-Effective Amendment No. 1 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-
          66953), Part II, Item 16, Exhibit 10.41, as filed with
          the Securities and Exchange Commission on February 16,
          1999.

10.14* Bradlees, Inc. 1999 Stock Option Plan is incorporated by reference from Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File
          No. 333-66953), Part II, Item 16, Exhibit 10.42, as
          filed with the Securities and Exchange Commission
          January 28, 1999.

10.15*    Bradlees, Inc. and Bradlees Stores, Inc. Management
          Emergence Bonus Plan is incorporated by reference from Pre-Effective Amendment No. 2 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-
          66953), Part II, Item 16, Exhibit 10.43, as filed with the Securities and Exchange Commission on January 28,
          1999.

21* Subsidiaries of the Registrant is incorporated by reference from Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File
          No. 333-66953), Part II, Item 16,Exhibit 21, as filed with the Securities and Exchange Commission on February 16, 1999.

27        Financial Data Schedule (a)

*Previously filed.

(a) Filed on the SEC's EDGAR system.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bradlees, Inc.:

We have audited the accompanying consolidated balance sheet of Bradlees, Inc. and subsidiaries, (the "Company"), as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

On February 2, 1999, the Company emerged from bankruptcy. As discussed in Notes 1 and 2 to the consolidated financial statements, effective January 30, 1999, the Company accounted for the reorganization and adopted "fresh start reporting." As a result of the reorganization and adoption of fresh start reporting, the January 30, 1999 consolidated balance sheet is not comparable to the Company's January 31, 1998 consolidated balance sheet since it presents the consolidated financial position of the reorganized entity.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bradlees, Inc. and subsidiaries as of January 30, 1999, and January 31, 1998, and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.



New York, New York                   /s/ ARTHUR ANDERSEN LLP
March 26, 1999                       -----------------------

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Bradlees, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency) and cash flows of Bradlees, Inc. and subsidiaries for the year ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows of Bradlees, Inc. and subsidiaries for the year ended February 1, 1997 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements for the year ended February 1, 1997 do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements for the year ended February 1, 1997 do not purport to show the effects of any adjustments (a) as to assets, to reflect their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, to reflect the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, to reflect the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, to reflect the effect of any changes that may be made in its business.

The accompanying consolidated financial statements for the year ended February 1, 1997 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's 1996 loss from operations and stockholders' deficiency raise substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning these matters are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


                                                   /s/ DELOITTE & TOUCHE LLP
     Boston, Massachusetts
March 20, 1997 (February 16, 1999 with respect to Note 17)

                                BRADLEES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands except per share amounts)

                                       52 Weeks       52 Weeks      52 Weeks
                                         ended          ended         ended
                                     Jan. 30, 1999  Jan. 31, 1998 Feb. 1, 1997
                                     -------------  ------------- ------------
Total sales                          $1,381,116     $1,392,250     $1,619,444
Leased sales                             43,919         47,806         57,726
                                     ----------     ----------     ----------
Net sales                             1,337,197      1,344,444      1,561,718
Cost of goods sold                      944,094        948,087      1,127,651
                                     ----------     ----------    -----------
Gross margin                            393,103        396,357        434,067
Leased department & other
 operating inc.                          11,795         12,151         13,734
                                     ----------     ----------    -----------
                                        404,898        408,508        447,801

Selling, store operating,
 administrative and distribution
 expenses                               376,856        382,910        504,030
Depr.& amort. expense                    32,236         36,244         42,200
Loss (gain) on disposition of
 properties                                 241         (5,425)        (1,739)
Interest & debt exp.                     16,329         16,584         11,495
Impairment of long-lived assets               -              -         40,782
Reorganization items                      4,561            752         69,792
                                     ----------     ----------    -----------
Loss before fresh-start
 revaluation, inc. taxes &
 extraordinary item                     (25,325)       (22,557)      (218,759)
Revaluation of assets & liab.
 pursuant to adoption of
 fresh-start reporting                 (108,428)             -              -
                                     ----------     ----------    -----------
  Loss before inc. taxes &
   extraordinary item                  (133,753)       (22,557)      (218,759)

Income taxes                                  -              -              -
                                     ----------     ----------    -----------
  Loss before extraordinary item       (133,753)       (22,557)      (218,759)
Extraordinary item - gain on debt
 discharge                              419,703              -              -
                                     ----------     ----------     -----------
  Net income (loss)                    $285,950       ($22,557)     ($218,759)
                                     ==========     ===========    ===========
  Comprehensive income(loss)           $285,950       ($22,557)     ($218,759)
                                     ==========     ===========    ===========
Net income (loss) per share-basic
 & diluted                                 *            ($1.98)       ($19.17)
                                     ==========     ===========    ===========
Weighted average shares
 outstanding (000) - basic and
 diluted                                   *             11,365         11,412
                                     ==========     ===========    ===========

* Earnings per share is not presented for the fiscal year ended January 30, 1999 because such presentation would not be meaningful. The old stock was cancelled under the plan of reorganization and the new stock was issued following consummation of the plan.

See accompanying Notes to Consolidated Financial Statements.

                                BRADLEES, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD THE FAIR VALUE OF ASSETS AND ASSUMED LIABILITIES OF THE REORGANIZED COMPANY AT JANUARY 30, 1999. ACCORDINGLY, THE ACCOMPANYING BALANCE SHEET AS OF JANUARY 30, 1999 IS NOT COMPARABLE IN CERTAIN MATERIAL RESPECTS TO SUCH BALANCE SHEET AS OF ANY PRIOR PERIOD SINCE THE BALANCE SHEET AS OF JANUARY 30, 1999 IS THAT OF A REORGANIZED ENTITY.

                                     January 30, 1999     January 31, 1998
                                     ----------------     ----------------
                                        Registrant          Predecessor
                                        ----------          -----------
Assets
------
Current assets:
  Unrestricted cash and
   cash equivalents                    $   9,485      |    $  10,949
  Restricted cash and                                 |
   cash equivalents                          -        |       16,760
                                       ---------      |    ---------
    Total cash and                                    |
      cash equivalents                     9,485      |       27,709
                                       ---------      |    ---------
  Accounts receivable                     13,015      |       10,013
  Inventories                            232,343      |      238,629
  Prepaid expenses                         8,967      |        8,733
  Assets held for sale                         -      |        7,754
                                       ---------      |    ---------
    Total current assets                 263,810      |      292,838
                                       ---------      |    ---------
Property, plant and                                   |
 equipment, net                          103,386      |      150,484
                                       ---------      |    ---------
Other assets                                          |
  Lease interests, net                    75,833      |      142,454
  Assets held for sale                    14,000      |        4,000
  Other, net                               6,722      |        5,390
                                       ---------      |    ---------
    Total other assets                    96,555      |      151,844
                                       ---------      |    ---------
    Total assets                       $ 463,751      |    $ 595,166
                                       =========      |    =========
Liabilities and Stockholders'                         |
-----------------------------                         |
Equity (Deficiency)                                   |
-------------------                                   |
Current liabilities                                   |
  Accounts payable                     $ 119,302      |    $ 124,361
  Accrued employee                                    |
   compensation and benefits              10,007      |        9,302
  Self-insurance reserves                  6,462      |        6,564
  Other accrued expenses                  19,319      |       15,178
  Short-term debt                        114,449      |       84,208
  Current portion of notes and                        |
   capital lease obligations               2,089      |        1,038
                                       ---------      |    ---------
    Total current liabilities            271,628      |      240,651
                                       ---------      |    ---------
Obligations under                                     |
 capital leases                           25,284      |       27,073
Convertible notes payable                 28,995      |            -
Deferred income taxes                          -      |        8,581
Self-insurance reserves                   13,120      |       13,328
Unfavorable lease liability               44,581      |            -
Other long-term liabilities               25,143      |       29,378
                                                      |
Liabilities subject to                                |
 settlement under the                                 |
 reorganization case                           -      |      562,105
                                                      |
Commitments and contingencies(Note 14)                |
                                                      |
Stockholders' equity (deficiency):                    |
  Preferred stock (new) - 1,000,000                   |
   authorized, none issued; par                       |
   value $ 0.01                                -      |            -
  Common stock (new) - 40,000,000                     |
   authorized, 10,225,711 shares                      |
   issued; par value $ 0.01                  102      |            -
  Common stock (old) - 40,000,000                     |
   authorized, 11,310,384 shares                      |
   issued; par value $ 0.01                    -      |          115
  Additional paid-in-capital              54,898      |      137,821
  Accumulated deficit                          -      |     (423,082)
  Treasury stock (old), at cost                       |
   - 155,575 shares                            -      |         (804)
                                       ---------      |    ---------
    Total stockholders'                               |
     equity (deficiency)                  55,000      |     (285,950)
                                       ---------      |    ---------
    Total liabilities and                             |
     stockholders' equity                             |
     (deficiency)                      $ 463,751      |    $ 595,166
                                       =========      |    =========

See accompanying Notes to Consolidated Financial Statements.

                                BRADLEES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                 52 Wks ended   52 Wks ended    52 Wks ended
                                 Jan. 30,1999   Jan. 31,1998    Feb. 1,1997
                                 ------------   ------------    -----------
Cash Flows From
---------------
Operating Activities:
--------------------
Net income (loss)                  $285,950       $(22,557)     $(218,759)
Adjustments to reconcile
net income (loss) to cash
provided (used) by operating
activities:
Depreciation and
amortization                         32,236         36,244         42,200
Impairment of long-lived
assets                                    -              -         40,782
Amortization of deferred
financing costs                       2,148          3,750          2,154
Reorganization items                  4,561            752         69,792
Loss (gain) on disposition
of properties                           241         (5,425)        (1,739)
Fresh-start revaluation
charge                              108,428              -              -
Extraordinary gain on
debt discharge                     (419,703)             -              -
Increase (decrease) in cash
resulting from changes in:
Accounts receivable                    (805)        (1,773)         2,296
Inventories                           6,029         (1,709)        44,293
Prepaid expenses                       (249)          (357)         1,542
Refundable income taxes                   -              -         24,576
Accounts payable                     (5,510)         9,046        (32,319)
Accrued expenses                     (7,139)        (6,185)           580
Other, net                              312         (4,547)        (1,664)
                                   --------       --------      ---------
Net cash provided (used)
by operating activities
before reorganization
items                                 6,499          7,239        (26,266)
                                   --------       --------      ---------
Operating cash flows
from reorganization items:
Interest income received              1,038            420          1,445
Bankruptcy-related
professional fees paid              (10,275)        (9,626)       (10,756)
Other reorganization
expenses paid, net                   (3,796)        (7,157)       (17,572)
                                   --------       --------      ---------
Net cash used by
reorganization items                (13,033)       (16,363)       (26,883)
                                   --------       --------      ---------
Net cash used by
operating activities                 (6,534)        (9,124)       (53,149)
                                   --------       --------      ---------
Cash Flows from Investing
Activities:
Capital expenditures, net           (17,054)       (19,568)       (27,527)
Decrease (increase) in
restricted cash and cash
equivalents                          16,760         (7,634)        (7,932)
                                   --------       --------      ---------
Net cash used in
investing activities                   (294)       (27,202)       (35,459)
                                   --------       --------      ---------
Cash Flows From Financing
Activities:
Principal payments on
long-term debt                       (1,149)        (1,657)        (2,707)
Principal payments on
convertible notes payable           (11,005)             -              -
Payments of liabilities
subject to settlement                (7,231)        (6,467)        (5,327)
Proceeds from sales
of assets                            23,041          7,967          1,739
Borrowings (payments)
under DIP facilities                (84,208)        41,708         42,500
Borrowings under
post-emergence revolver             114,449              -              -
Deferred financing costs             (2,621)        (4,301)          (584)
Consummation cash
distributions                       (25,912)             -              -
                                   --------       --------      ---------
Net cash provided by
financing activities                  5,364         37,250         35,621
                                   --------       --------      ---------
Net inc.(dec.) in restricted
cash and cash equivalents            (1,464)           924        (52,987)
Unrestricted cash and
cash equivalents:
Beginning of period                  10,949         10,025         63,012
                                   --------       --------      ---------
End of period                      $  9,485       $ 10,949      $  10,025
                                   ========       ========      =========
Supplemental disclosure of
cash flow information:
Cash paid for interest             $ 13,781       $ 12,807      $   9,991
Cash received (paid) for
income taxes                       $   (322)      $    109      $  25,046
Supplemental schedule of
noncash (investing and
financing) activities:
Reduction of liabilities
subject to settlement due
to transfer of title
to property                        $  2,000       $      -      $       -


See accompanying Notes to Consolidated Financial Statements.

                             BRADLEES STORES, INC.
                               AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                (Dollars in thousands except per share amounts)

                                                                                      Retained
                                                                                      Earnings               Stockholders'
                                     Common Stock         Additional     Unearned   (Accumulated  Treasury      Equity
                                   Shares      Amount  Paid-in-Capital Compensation    Deficit)     Stock    (Deficiency)
---------------------------------------------------------------------------------------------------------------------------
Balance at February 3, 1996      11,416,656     $ 115      $137,951      $(793)       $(181,766)    $(517)    $  (45,010)
---------------------------
Restricted stock-forfeitures        (22,223)       -             -         150               -       (150)            -
Restricted stock-amortization            -         -             -         476               -         -             476
Net loss                                 -         -             -          -          (218,759)       -        (218,759)
                                 ---------------------------------------------------------------------------------------
Balance at February 1, 1997      11,394,433       115       137,951       (167)        (400,525)     (667)      (263,293)
---------------------------
Restricted stock-forfeitures        (82,279)       -           (130)       137               -       (137)          (130)
Restricted stock-amortizations           -         -             -          30               -         -              30
Net loss                                 -         -             -          -           (22,557)       -         (22,557)
                                 ---------------------------------------------------------------------------------------

Balance at January 31, 1998      11,312,154       115       137,821         -          (423,082)     (804)      (285,950)
---------------------------
Restricted stock-forfeitures         (1,770)       -             -          -                -         -              -
Cancellation of the former
equity interests under the
plan of reorganization          (11,310,384)     (115)     (137,821)        -           137,132       804             -
Net income                               -         -             -          -           285,950        -         285,950
Issuance of new equity
interests in connection with
emergence from Chapter 11        10,225,711       102        54,898         -                -         -          55,000
                                 ---------------------------------------------------------------------------------------

Balance at January 30, 1999      10,225,711      $102       $54,898         -                -         -         $55,000
                                 =======================================================================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bradlees, Inc. and Subsidiaries

1. BASIS OF PRESENTATION

   Bradlees, Inc. and subsidiaries (collectively "Bradlees" or the "Company") operate in the discount department store retail segment in the Northeast United States. Accordingly, there are no specific operating or geographic segment disclosures, pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", other than the consolidated financial position and results of operations. The Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 23, 1995 (the "Filing"). Prior to emerging from Chapter 11 on February 2, 1999 (the "Effective Date"), the Company (the "Predecessor") operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The reorganized Company (the "Registrant") adopted fresh-start reporting (Note 2) and gave effect to its emergence as of its fiscal 1998 year-end (January 30, 1999).

   Under fresh-start reporting, the final consolidated balance sheet as of January 30, 1999 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of January 30, 1999, the consolidated balance sheet as of that date is not comparable in certain material respects to any such balance sheet as of any prior date or for any prior period since the balance sheet as of January 30, 1999 is that of a reorganized entity. Accordingly, a black line has been drawn between the Registrant's balance sheet and the Predecessor's balance sheet.

   Bradlees had acquired the Bradlees Business from The Stop & Shop Companies, Inc. ("Stop & Shop") with the proceeds from a July 10, 1992 initial public offering of 11,018,625 shares of its common stock ("the Acquisition"). Certain real estate subsidiaries of the Bradlees Business were retained by Stop & Shop and the properties owned by these subsidiaries were leased to Bradlees. The Acquisition was accounted for using the purchase method of accounting.

   Upon emergence from Chapter 11, Bradlees, Inc. has two subsidiaries, Bradlees Stores Inc., through which the stores are operated, and New Horizons of Yonkers, Inc. (Note 17), which is the lessee of the Yonkers, NY store. New Horizons of Yonkers, Inc. remained in Chapter 11 to facilitate the expected disposition of the leasehold interest.

   Management believes the Company's ability to meet its financial obligations and make planned capital expenditures will depend on the company's future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Further improvements in operating profitability and achievement of expected cash flows from operations is critical to providing adequate liquidity and is dependent upon the Company's attainment of comparable store sales increases, along with gross margin and expense levels that are reasonably consistent with its financial plans.

2. REORGANIZATION CASE AND FRESH-START REPORTING

   Reorganization Case

   During the early 1990's, Bradlees' business strategy relied heavily on opening new stores, remodeling existing locations and competing on the basis of price. From 1992 to January, 1995, Bradlees opened 15 new stores (10 in 1994) and remodeled 41 stores at a total capital cost of $182 million. The new stores were generally larger stores with rents that substantially exceeded the chain average rent per square foot. Some of the new stores were also multilevel facilities which further increased their operating costs when compared with other prototypical Bradlees stores. The store expansion and remodeling program marginally increased sales while gross margins declined and operating expenses increased. Bradlees' declining operating performance, coupled with the aggressive expansion program, began to erode the Company's liquidity. The Company's liquidity further eroded in May and June, 1995 because of the unwillingness of factors and vendors to continue to extend trade credit. Bradlees, unable to obtain sufficient financing to satisfy factor and vendor concerns, was compelled to seek Bankruptcy Court protection on June 23, 1995.

    During the Chapter 11 case, the Company's ability to continue as a going concern was dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to maintain compliance with debt covenants under the DIP facilities (Note 7), achievement of profitable operations, and the resolution of the uncertainties of the reorganization case discussed herein. The 1997 and 1996 consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a confirmed plan of reorganization. The Company incurred a significant operating loss in 1996. Substantially all liabilities as of the date of the Filing were subject to settlement under the plan of reorganization, as modified (the "Plan"), confirmed by the Bankruptcy Court on January 27, 1999. Under the Bankruptcy Code, the Company could elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition leases and contracts, subject to Bankruptcy Court approval. A liability of approximately $45.7 million was recorded for rejected leases and contracts prior to the Effective Date.

    As mentioned above, the Company's Plan was confirmed on January 27, 1999. The Company made the following key modifications to its business strategy during fiscal 1998 and 1997 to enhance profitability and improve customer service: (a) reintroduced lower opening price points in a comprehensive variety of merchandise categories to enhance value and increase customer traffic; (b) reduced costly promotional events and thereby eliminated or reduced the likelihood of a substandard profit margins; (c) reintroduced certain basic convenience and commodity products that are typical of assortments carried by discount retailers; (d) reinstituted a layaway program, while controlling promotions of the Bradlees' credit card, and installed new in-store directional and departmental signage; (e) revised the Company's markdown policy based on product rate of sale; (f) modified weekly ad circulars to achieve more item-intensive and price-point oriented ad offerings; (g) introduced both a "Certified Value" program that highlights certain key recognizable items at competitive everyday prices and a "WOW!" program which integrates targeted and mostly unadvertised opportunistic purchases; and (h) significantly reduced overhead while improving operating efficiencies.

    The Company had assets held for sale at the beginning of 1998 that consisted of two properties that were financed under the pre-petition SPE financing obligation (Note 9), one of which was sold in 1998 for approximately $4.3 million. The net proceeds from the sale of the property of $3.5 million were utilized to partially pay down the related pre-petition SPE financing obligation. Title to the other property that had been held for sale was transferred to the related financing group in 1998 and the pre-petition SPE financing obligation was further reduced by the amount of the carrying value of the property ($2 million) pending a final agreement on the economic value of the property (which was made part of the Plan).

    The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" prior to the Effective Date are identified below. Deferred financing costs as of the Filing date of $3.4 million, $2.0 million and $2.7 million, respectively, for the pre-petition revolving loan facility (the "Pre-Petition Revolver") and subordinated debt (the "2002 and 2003 Notes") were netted against the related outstanding debt amounts. In addition, a $9.0 million cash settlement and approximately $13.3 million of adequate protection payments reduced the Pre-Petition Revolver debt amount. The cash settlement relates to a portion of the Company's cash balance as of the date of the Filing ($9.3 million) which was claimed as collateral by the pre-petition bank group. The claim was settled in full for $9.0 million and approved by the Bankruptcy Court in 1995. Also, payments of approximately $1.1 and $.8 million were made to IBM Credit Corporation ("IBM") and Comdisco, Inc. ("Comdisco"), respectively, in 1996 for settlement of certain equipment capital lease obligations (Note 6).


                                                          (000's)
                                              --------------------------------
Liabilities Subject to Settlement
Under the Reorganization Case                  Jan. 30, 1999*    Jan. 31, 1998
---------------------------------             ---------------    -------------
Accounts payable                                  $167,322         $165,324
Accrued expenses                                    24,010           27,996
Pre-petition revolver                               67,805           71,105
2002 Notes                                         122,274          122,274
2003 Notes                                          97,957           97,957
SPE financing obligation (Note 9)                   12,460           17,951
Obligations under capital leases                     9,360           11,407
Liability for rejected leases
 and contracts                                      45,685           48,091
                                                  --------         --------
                                                  $546,873         $562,105
                                                  ========         ========

* Prior to the Effective Date.

    A debtor-in-possession has the exclusive right to propose and file with the Bankruptcy Court a plan of reorganization for a period of time which can be extended by the Bankruptcy Court. Given the seasonality and magnitude of the Company's operations, change in business strategies, and number of interested parties possessing claims that had to be resolved in the Chapter 11 case, the Plan formulation process was complex. Accordingly, the Company obtained extensions of its exclusivity period to December 1, 1998. The Bankruptcy Court approved the Company's disclosure statement on October 5, 1998 and, as mentioned above, confirmed the Plan on January 27, 1999. There were no material unresolved contingencies.

    The Plan contained distributable value to creditors of approximately $162 million (as of the Effective Date) which consisted of approximately $15 million of administrative claim payments (including $4.5 million of professional fees paid subsequent to the Effective Date and accrued at January 30, 1999); $14 million of cash distributions to the pre-Chapter 11 bank group and the unsecured creditors; a $40 million note primarily payable to the pre-Chapter 11 bank group, which was paid down on the Effective Date by approximately $11 million from the proceeds of the modification of the lease terms of the Union Square, NY store; new Bradlees' Common Stock (the former Bradlees' common stock was canceled) with an estimated value as of the Effective Date of $85 million (see discussion below) and Warrants; and certain notes totaling $6.2 million (Note 7) and other distributions totaling $1.4 million. The Warrants allow for the purchase of one million shares of Common Stock and are exercisable at $7.00 per share.

    The Plan also provided for many other matters, including satisfaction of numerous other claims, satisfaction of certain claims in accordance with negotiated settlement agreements and an agreement to keep in place certain retirement and employment agreements. Creditors can dispute the disallowance of certain claims after the Effective Date and the Company has maintained an adequate reserve in the event such disputes result in the allowance of administrative claims not included in the consummation cash distributions. The Consolidated Financial Statements presume full issuance of the common stock and notes in accordance with the Plan.

   The determination of equity value included in the distributable value as of the Effective Date was derived from an estimated enterprise value of the reorganized Bradlees and reduced by estimated embedded debt levels. The enterprise value was developed by an independent financial advisor for purposes of the filing of the Company's Disclosure Statement in the Bankruptcy Court in October 1998. In developing the determination of the initial equity value, the financial advisor used various assumptions and estimates, including projected embedded debt which represented that portion of the ongoing revolver facility that is estimated to remain after the seasonal clean-up of the facility. As a result, the initial equity value was assumed to be in the range of $75 to $90 million. For purposes of the Disclosure Statement, the Company determined that an equity value of $85 million represented a reasonable estimate of distributable equity value to the creditors.

    Fresh-Start Reporting
    ---------------------

    As discussed above, the Company's Plan was consummated on February 2, 1999 and Bradlees emerged from Chapter 11. Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start reporting and reflected the consummation distributions in the accompanying consolidated balance sheet as of January 30, 1999 to give effect to the reorganization as of year-end. Under fresh-start reporting, the reorganization value of the Company was allocated to the emerging Company's net assets on the basis of the purchase method of accounting.

    The significant consummation and fresh-start reporting adjustments (shown in the statement presented at the end of this Note) are summarized as follows:

a. Payment of $11.9 million of administrative and other claims, $14 million of cash distributions and $2.4 million of financing costs associated with the post-emergence revolver, with required borrowings of $2.9 million, along with new notes (Note 7) and estimated new stock value (see accompanying explanation below) issued to creditors on the Effective Date. The associated write-off of the liabilities subject to settlement under the reorganization case resulted in the recording of an extraordinary non-taxable gain on debt discharge of $419.7 million.

b. Proceeds received on the Effective Date from the modification of the lease terms of the Union Square, NY store that were immediately utilized to partially pay down the new $40 million note.

c. Payment of emergence-related bonuses, partially offset by a reserve established for disputed claims.

d. Cancellation of the former common stock pursuant to the Plan and close-out to the accumulated deficit.

e. A revaluation of capital lease obligations and related capital lease assets.

f. Revaluation of the straight-line rent reserve. Straight-line rent is recalculated on a going-forward basis by the reorganized Bradlees.

g. Revaluation of the Yonkers, NY store lease held for sale to its estimated net realizable value.

h. Fresh-start reductions in the pension plan liability (Note 12), resulting in a net prepaid pension asset of $4.2 million, and in the SFAS No. 106 (Note 12) liability, partially offset by additional Supplemental Executive Retirement Plan ("SERP") liability (Note 12). A reclassification was then recorded to transfer the net prepaid pension asset from other long-term liabilities to other assets, net.

i. Revaluation of the intangible SERP asset to its estimated net realizable value.

j. Revaluation of deferred income taxes (due to a change in the status of timing differences).

k. Revaluation of fixed assets and leasehold interests based upon estimated fair market values, considering the current markets in which Bradlees has locations. This revaluation resulted in, among other things, the recording of a write-down of $54.3 million in favorable lease interests and an unfavorable lease liability of $44.6 million (present value) for certain locations. The revaluation of lease interests was based, in part, on an appraisal of certain leases by a valuation advisory service.

l. Allocation of the $13 million excess of the revalued net assets over the reorganization value (negative goodwill) to reduce long-term assets on a pro-rata basis, which resulted in a total fresh-start adjustment to the accumulated deficit of $28.7 million.

   The resulting charge of $108.4 million from all fresh-start adjustments, excluding the write-off of the old stock, is presented as "Revaluation of assets and liabilities pursuant to adoption of fresh-start reporting" in the consolidated statement of operations for 1998. An unaudited pro forma statement of operations assuming the Company had emerged from Chapter 11 at the beginning of 1998 is presented in Note 4.

   The fresh-start reporting reorganization value was primarily based on the Company's projected earnings before interest, taxes and depreciation and amortization ("EBITDA") for fiscal 1999 adjusted to exclude the projected EBITDA of two stores expected to close at the end of fiscal 1999 and certain non-cash credits and discounted to present value using the Company's weighted average cost of capital rate of 14%. Only projected fiscal 1999 EBITDA was utilized to calculate the value due to the uncertainties facing the Company, such as changing competitive conditions, that made future projections less meaningful. A multiple of 5.0 was applied to the adjusted fiscal 1999 EBITDA to assist in calculating the reorganization value. The multiple was determined after analyzing the multiples of several publicly-held companies operating in a comparable business. The discount rate and multiple utilized by the Company reflected a relatively "high-risk investment". The use of a short projection period placed a greater emphasis on the accuracy of the multiple.

    The Company's reorganization value represented the value of the "reconstituted entity". This value was viewed as the fair value of the Company before considering liabilities and approximated the amount a willing buyer would have paid for the assets of the Company immediately after the reorganization was completed. The Company's "enterprise value", as defined in the Plan and later re-estimated by management, represented the reorganization value calculated above plus expected cash from asset dispositions and cash in excess of normal operating requirements of the reorganized Company immediately before the distributions called for by the Plan.

    Subsequent to the filing of the Disclosure Statement and the Effective Date, a number of events occurred which impacted the determination of equity value under fresh-start reporting, including but not limited to, the initial trading prices of the new stock, information regarding the Company's fourth quarter performance and final fiscal 1999 financial plan, a settlement with a landlord regarding the disposition of the Union Square, NY leasehold interest and the liquidation of Caldor, a major competitor of the Company. The Company employed a similar valuation method under fresh-start reporting to determine its equity value to that utilized by its independent financial advisor in the Disclosure Statement and arrived at the estimated equity value of $55 million. The weighted average price per share of the new stock from the Effective Date through April 28, 1999 indicated an equity value of approximately $51 million (based on 10,225,711 shares outstanding), although there was limited trading of the new stock during portions of this period.

    The Company's reorganization value of $464 million was less than the appraised value of its assets at January 30, 1999, which was approximately $477 million. Management believes that the creditors accepted the Plan and the corresponding reorganization value, despite the inherent future business risks, primarily because the Company had made significant progress in improving its operating performance in 1997 and 1998, the Company's reorganization value exceeded its liquidation value, there was a waiver of all preferences, and certain creditors believed that it was in the Company's best interest to emerge from bankruptcy at that time. In accordance with the purchase method of accounting, the excess of the revalued net assets over reorganization value (negative goodwill) was allocated to reduce proportionately the values assigned to non-current assets in determining their appraised values.

    The calculated reorganization value was based upon a variety of estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company, including but not limited to those with respect to the future course of the Company's business activity.

    The effect of the Plan on the Company's consolidated balance sheet as of January 30, 1999 was as follows (in thousands):

                        Historical    Adjustments to Record Plan  Reorganized
                          as of       --------------------------    as of
                        January 30,      Debt        Fresh        January 30,
                          1999         Discharge     Start           1999
                         ------        ---------     -----          ------
ASSETS
Current assets:
Unrestricted cash
& cash equivalents      $  9,485     $     -      $     -          $  9,485
Restricted cash and
cash equivalents          25,412      (25,412)(a)       -                -
                        --------     --------     --------         --------
  Total cash &
  cash equivalents        34,897      (25,412)          -             9,485
                        --------     --------     --------         --------

Accounts receivable       24,017      (11,002)(b)                    13,015
Inventories              232,343           -            -           232,343
Prepaid expenses           8,967           -            -             8,967
                        --------     --------     --------         --------

Total current assets     300,224      (36,414)          -           263,810
                        --------     --------     --------         --------
Property, plant and
 equipment, net:
Property excluding
capital leases, net      115,253           -       (22,214)(k,l)     93,039
Property under
capital leases, net       17,386           -        (7,039)(e,k,l)   10,347
                        --------     --------     --------         --------

Total property, plant
 and equipment, net      132,639           -       (29,253)         103,386
                        --------     --------     --------         --------

Other assets:
 Lease interests at
  fair value, net        135,638           -       (59,805)(k,l)     75,833
 Assets held for sale      3,400           -        10,600 (g)       14,000
 Other, net                1,499        2,387(a)     2,836 (h,i)      6,722
                        --------     --------     --------         --------
  Total other assets     140,537        2,387      (46,369)          96,555
                        --------     --------     --------         --------
  Total assets          $573,400     $(34,027)    $(75,622)        $463,751
                        ========     ========     ========         ========

See explanations of the adjustments to record the effect of the Plan previously listed at the beginning of the accompanying "Fresh-Start Reporting" section.

                        Historical    Adjustments to Record Plan  Reorganized
                          as of       --------------------------    as of
                        January 30,      Debt        Fresh        January 30,
                          1999         Discharge     Start           1999
                         ------        ---------     -----          ------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  (DEFICIENCY)
Current liabilities:
  Accounts payment      $119,302     $     -       $       -      $119,302
  Accrued expenses        29,293           33 (c)          -        29,326
  Self-insurance
  reserves                 6,462           -               -         6,462
  Short-term debt        111,562        2,887 (a)          -       114,449
  Current portion of
  notes and capital
  lease obligations        1,038        1,051 (a)          -         2,089
                        --------     --------      ----------     --------
Total current
 liabilities             267,657        3,971             -        271,628
                        --------     --------      ---------      --------
Long-term
 liabilities:
Obligations under
 capital leases           25,924           -            (640)(e)    25,284
Convertible notes
 payable                      -        28,995 (a,b)       -         28,995
Deferred income
 taxes                     8,581           -          (8,581)(j)        -
Self-insurance
 reserves                 13,120           -                        13,120
Unfavorable lease
 liabilities                  -            -          44,581 (k)    44,581
Other long-term
 liabilities              22,519        5,177 (a)     (2,553)(f,h)  25,143
                        --------     --------      ---------      --------
Total long-term
 liabilities              70,144       34,172         32,807       137,123
                        --------     --------      ---------      --------
Liabilities subject
 to settlement
 under the
 reorganization
 case                    546,873     (546,873)(a)         -             -

Stockholders' equity
 (deficiency):
Common stock
Par value                    115          102 (a)       (115)(d)       102
Additional
paid-in-capital          137,821       54,898 (a)   (137,821)(d)    54,898
Accumulated
 deficit                (448,407)     419,703 (a)     28,704 (l)        -
Treasury stock,
 at cost                    (803)          -             803 (d)        -
                        --------     --------      ---------      --------
Total stockholders'
 equity (deficiency)    (311,274)     474,703       (108,429)       55,000
                        --------     --------      ---------      --------
Total liabilities
 and stockholders'
 equity (deficiency)    $573,400     $(34,027)     $ (75,622)     $463,751
                        ========     =========     =========      ========

See explanations of the adjustments to record the effect of the Plan previously listed at the beginning of the accompanying "Fresh-Start Reporting" section.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of consolidation  The consolidated financial statements include
   ----------------------------
the accounts of all subsidiaries and, prior to the adoption of fresh-start reporting (Note 2), the accounts of the special purpose entity ("SPE") with which the Company had a financing arrangement for new store sites (Note 9). All intercompany transactions have been eliminated in consolidation.

   The Company's fiscal year ends on the Saturday nearest to January 31. The term "1998" refers to the 52 weeks ended January 30, 1999; "1997" refers to the 52 weeks ended January 31, 1998; and "1996" refers to the 52 weeks ended February 1, 1997.

   Fair Value of Financial Instruments  Statement of Financial Accounting
   -----------------------------------
Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures of estimated fair values of financial instruments both reflected and not reflected in the accompanying financial statements. The estimated fair values of the Company's cash and cash equivalents, accounts receivable, borrowings under the post-emergence revolver and DIP facilities, and accounts payable (post-petition) approximated the carrying amounts at January 30, 1999 and January 31, 1998 due to their short maturities or variable-rate nature of the borrowings. The fair value of the new convertible notes (issued following Plan consummation) were assumed equal to face value at January 30, 1999. The fair value of the Company's liabilities subject to settlement was not determinable at January 31, 1998 as a result of the Chapter 11 proceedings. The fair values of the 2002 Notes and 2003 Notes (Note 7) were not obtainable at January 31, 1998. Face values of the 2002 Notes and 2003 Notes were $125,000 and $100,000, respectively, at January 31, 1998.

   Geographical concentration  As of January 30, 1999, the Company operated
   --------------------------
103 discount department stores in seven states in the Northeast, primarily in the heavily populated corridor running from Boston to Philadelphia. A significant change in economic or competitive conditions within this area could have a material impact on the Company's operations. The Company closed one store in March, 1999, which was announced in December, 1998.

   Use of estimates  The preparation of financial statements in conformity
   ----------------
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The primary estimates underlying the Company's financial statements include the valuation of assets and liabilities and the calculation of reorganization value under fresh-start reporting (Note 2), the estimated useful lives of fixed assets and lease interests, the estimates used in the SFAS No. 121 calculation
(Note 5), accruals for a self-insured medical program (beginning in 1998) and for self-insured workers' compensation and general liability (Note 15), vacation pay reserves (Note 15), provisions for rejected leases and restructuring costs associated with closing stores (Note 8), and the classification of liabilities subject to settlement (Note 2).


   Collective bargaining arrangements  Approximately 74% of the Company's
   ----------------------------------
labor force is covered by collective bargaining agreements, of which collective bargaining agreements affecting approximately 25% of the labor force will expire within one year and are expected to be renegotiated.

   Cash and cash equivalents  Highly liquid investments with original
   -------------------------
maturities of 3 months or less when purchased are classified as cash and cash equivalents. Restricted cash and cash equivalents at January 30, 1999 prior to the consummation cash distributions (Note 2) were comprised of the following, along with earned interest of $1.5 million: (a) $6.0 million of the $24.5 million federal income tax refund received in April, 1996; (b) $1.1 million of forfeited deposits, net of property carrying costs, received in 1996 on a planned sale of an owned undeveloped property that was not consummated and $7.6 million of net proceeds received when this property was sold in March, 1998;

(c) $8.0 million from the sale of a closed store in January, 1998; and (d) other funds ($1.2 million) restricted for security deposits for utility expenses incurred after the Filing.

   Inventories  Substantially all inventories are valued at the lower
   -----------
of cost (which includes certain warehousing costs) or market, using the last-in, first-out ("LIFO") retail method. No LIFO charges were recorded by the Company as there was no excess of current cost over LIFO cost since the Acquisition (Note 1).

   Assets held for sale  Assets held for sale are stated at the lower of net
   --------------------
book value or estimated net realizable value and classified as current or noncurrent based upon the anticipated time to sell the asset.

   Property, plant and equipment  Maintenance, repairs and minor renewals are
  -----------------------------
charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. The costs of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal, with the resulting gain or loss included in earnings. Depreciation and amortization are recorded based upon the estimated useful lives under the straight-line method. Leasehold improvements and assets recorded under capital leases are amortized over the lives of the respective leases (including extensions) or the lives of the improvements, whichever is shorter.


      Buildings                              30 years
      Fixtures, machinery and equipment       3 to 10 years
      Leasehold improvements                 10 to 20 years
                                             or the term of the
                                             lease, if shorter


   Lease interests  Lease interests at January 30, 1999 represented the value
   ---------------
assigned to the Company's lease rights under fresh-start reporting (Note 2). This asset will be amortized as a charge to rent expense over the remaining lease terms. Lease interests at January 30, 1998 represented the lease rights acquired at the Acquisition (Note 1) and were amortized on the straight-line method over the remaining lives of the leases (including option periods) or 40 years, if shorter. Accumulated amortization was $41.6 million at January 30, 1999 prior to fresh-start reporting and $34.8 million at January 31, 1998.

   The recoverability of the carrying value of lease interests is dependent upon the Company's ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by further economic, market and competitive factors and is subject to the inherent uncertainty associated with estimates.

   Self-insurance reserves  The Company is primarily self-insured for medical
   -----------------------
(beginning in 1998), workers' compensation and general liability costs. The medical self-insurance reserve was determined with the assistance of the Company's insurance advisor. The workers' compensation and general liability self-insurance reserves were actuarially determined using a discount rate of 6.00% at January 30, 1999 and January 31, 1998. Self-insurance reserves have been classified as current and noncurrent in accordance with the estimated timing of the projected payments.

   Deferred financing costs  Deferred financing costs are amortized over the
   ------------------------
lives of the related financings. Deferred financing costs at January 30, 1999 were associated with the Revolver (Notes 2 and 7). Deferred financing costs associated with the DIP Facility were fully amortized prior to the Effective Date (Note 7). Accumulated amortization was $.1 million at January 31, 1998. The Company wrote off $1.1 million of unamortized deferred financing costs in 1997 relating to the Prior DIP Facility (Note 7) that was replaced in December, 1997. Net deferred financing costs as of the filing date of $3.4 million, $2.0 million, and $2.7 million for the pre-petition revolver, 2002 Notes and 2003 Notes, respectively, were netted against the related outstanding debt subject to settlement during 1995 (Note 2).

   Store opening and closing costs  Pre-opening costs were expensed prior to
   -------------------------------
or when a store opened or, in the case of a remodel, reopened. Store closing costs are provided for when the decision is made to close such stores.

   Stock compensation  The Company accounts for stock-based employee
   ------------------
compensation costs using the intrinsic value method (Note 11).

   Income taxes  The Company provides for income taxes in accordance with SFAS
   ------------
No. 109, "Accounting for Income Taxes." Deferred income taxes, net of valuation allowances, are provided to recognize the effect of temporary differences between financial reporting and income tax reporting of assets and liabilities.

   Earnings per share  Net earnings per share was not presented for 1998 because
   ------------------
the old stock was canceled under the Plan and the new stock was not issued until after consummation of the Plan. Net loss per share for 1997 and 1996 was computed using the weighted average number of common shares outstanding, plus the common stock equivalents related to stock options if not anti-dilutive, in accordance with the provisions of the SFAS No.128 "Earnings Per Share", which was adopted in 1997. The weighted average number of shares (in thousands) used in the calculation for both basic and diluted net loss per share in 1997 and 1996 was 11,365 and 11,412 shares, respectively. Diluted earnings per share equaled basic earning per share as the dilutive calculations would have an anti-dilutive impact as a result of the net loss incurred in each of those years.

   Reclassifications  Certain reclassifications have been made to the 1997 and
   -----------------
1996 financial statements to conform with the 1998 presentation.

   Recent accounting pronouncements  In June, 1998 the Financial Accounting
   --------------------------------
Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company currently does not utilize any derivative or hedging instruments and therefore believes that there will be no impact from SFAS No. 133 on the Company's earnings.

   SOP 98-1, "Accounting for the Costs for Computer Software Developed or Obtained for Internal Use", is effective for fiscal years beginning after December 15, 1998. SOP 98-1 states, among other things, that computer software incurred in the preliminary project state, training costs and data conversion costs should be expensed as incurred, while costs incurred in the application development stage should be capitalized. The Company will adopt the provisions of SOP 98-1 in 1999 and believes that its current method of capitalizing software costs is in conformity with the statement.

   SOP 98-5, "Reporting on the Costs of Start-Up Activities", is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. The Company will adopt the provisions of SOP 98-5 in 1999 and believes that it will have an insignificant impact on its financial statements.

   4. PRO FORMA FINANCIAL INFORMATION (UNUADITED)

   The following unaudited pro forma consolidated statement of operations is based on the Company's consolidated statement of operations for fiscal 1998 included in this Form 10-K as adjusted to give effect to the consummation of the Plan (Note 2) as if the Effective Date had occurred on January 31, 1998 (at the beginning of fiscal 1998). This unaudited pro forma financial information and the accompanying unaudited notes should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing in this Form 10-K. The unaudited pro forma consolidated information is presented for informational purposes only and does not purport to represent what the Company's results of operations would actually have been if the Effective Date of the Plan had occurred at the beginning of 1998, or to project the Company's results of operations for any future period.

                               BRADLEES, INC.
                              AND SUBSIDIARIES

           UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                (Amounts in thousands except per share amounts)

                               52                                Pro Forma
                           Weeks Ended  Pro Forma Adjustments  52 Weeks Ended
                          Jan. 30, 1999   Debits     Credits   Jan. 30, 1999
                          -------------   ------     -------   -------------
Total sales                $1,381,116     14,705(1)         -     $1,366,411
Leased dept. sales             43,919        383(1)         -         43,536
                             --------                               --------
Net sales                   1,337,197                              1,322,875

Cost of goods sold            944,094         -        10,357(1)     933,251
                                                        486 (2)
                             --------                               --------
Gross margin                  393,103                                389,624

Leased dept.& other
 operating income              11,795        82(1)          -         11,713
                             --------                               --------
                              404,898                                401,337

Selling, store operating,
 admininitrative and
 distribution expenses        376,856(4)  4,059(1)      4,553        373,059
                                     (6)  1,705(3)      4,400
                                     (10) 8,026(7)      8,634
Depreciation and
 amortization expenses         32,236         -(1)         86         22,108
                                               (4)      6,815
                                               (6)        617
                                               (9)      2,610
Loss on disposition
 of properties                    241         -            -             241
                             --------                               --------
Income (loss) before
 interest and
 reorganization items          (4,435)                                 5,929

Interest and debt
 expense                       16,329(5)  1,400(5)      2,148         28,023
                                     (8) 12,442
Reorganization items            4,561         -(3)      4,561              -
                             --------                               --------

Loss before fresh-start
 revaluation and
 extraordinary item           (25,325)                               (22,094)

Revaluation of assets
 and liabilities
 pursuant to adoption
 of fresh-start
 reporting                   (108,428)        - (3)   108,428              -
                             --------                               --------
Loss before extraordinary
 item                        (133,753)                               (22,094)

Extraordinary item                                           -
 gain on debt discharge       419,703(3) 419,703             -             -
                             --------                               --------
Net income (loss)            $285,950                               $(22,094)
                             ========                               ========
Weighted average shares
 outstanding                        *                                 10,226
                             ========                               ========
Net income (loss)
 per share                          *                          (11) $(  2.16)
                             ========                               ========

See accompanying notes to this pro forma statement.

* Earnings per share was not presented for the fiscal year ended January 30, 1999 because such presentatiion would not be meaningful. The former stock was canceled under the plan of reorganization and the new stock issued following consummation of the plan.

Notes to Unaudited Pro Forma Consolidated Statement of Operations
-----------------------------------------------------------------

   The following notes set forth the explanations and assumptions used and adjustments made in preparing the unaudited pro forma consolidated statement of operations for the 52 weeks ended January 30, 1999. The unaudited pro forma consolidated statement of operations reflects the adjustments described below, which are based on the assumptions and estimates described therein. There was no tax impact from the pro forma adjustments.


   Pro Forma Adjustments - Statement of Operations for the Fiscal Year Ended January 30, 1999

1. To eliminate the sales and expense amounts associated with seven stores closed since January 31, 1998 as part of the Company's reorganization.

2. To eliminate the provision for inventory impairment for the store closed in March, 1999.

3. To eliminate an emergence-related bonus provision reorganization items, the fresh-start revaluation charge and the extraordinary gain on debt discharge.

4. Adjustment in amortization of lease interests revalued under fresh-start reporting (Note 2).

5. To record amortization of post-emergence deferred financing costs and reverse the historical 1998 amortization of deferred financing costs.

6. To adjust lease rent expense and amortization expense for revised straight-line rent calculations.

7. To adjust lease rent expense for amortization of the unfavorable lease liability (Notes 2 and 9).

8. To adjust interest expense for amortization of the discount on the unfavorable lease liability (Notes 2 and 9) and for increased interest expense resulting from the 9% Convertible Notes and other issued notes (Note 7).

9. To record the effects resulting from the allocation of the estimated excess of revalued assets over the reorganization value (negative goodwill) at January 31, 1998.

10. To record additional SFAS No. 106 (Note 12) expense, lower the SERP
    (Notes 2 and 12) expense and reduce the 1998 pension curtailment gain as a result of the effect of fresh-start reporting and the associated earlier write-off of unamortized prior service costs.

11. Pro forma earnings per share was computed based on an estimated weighted average number of common shares outstanding during the applicable period assuming that the Plan was effective on January 31, 1998. Excludes any potential dilutive effect of stock options and warrants.

5.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121
    ---------------------------------------------------

    In the fourth quarter of 1996, the Company recorded a charge of approximately $40.8 million in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", based on future cash flow assumptions and as a result of the significant operating loss incurred in 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviewed its long-lived assets for recoverability in 1996 primarily as a result of the significant operating loss incurred in that year. Because of prior-year charges and the closings of unprofitable stores, and because the Company met its operating earnings plans in 1998 and 1997, there were no SFAS No. 121 charges in those years.

    In applying SFAS No. 121 in 1996, the Company compared anticipated cash flows over the remaining lease term, including anticipated renewal periods, from each store (excluding closing stores) with the corresponding carrying amount of identified long-lived assets and recorded a reduction in carrying value where such cash flows were not sufficient to recover the related assets over the term of the lease.

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

    The assumptions utilized in 1996 were subject to significant business, economic and competitive uncertainties. The charge in 1996 was comprised of the following long-lived asset impairments (in 000's):

                                                            1996
                                                            ----
      Property excluding capital leases, net              $10,548
      Property under capital leases, net                    3,363
      Lease interest and lease acquisition costs, net      26,871
                                                          -------
      Total long-lived asset impairment                   $40,782
                                                          =======



6.  PROPERTY, PLANT AND EQUIPMENT, NET
    ----------------------------------

                                                  (000's)
                                     -------------------------------
                                     Jan. 30, 1999     Jan. 31, 1998
                                     -------------     -------------
Property excluding capital leases:
Buildings and improvements               $40,198    |    $ 96,678
Equipment and fixtures                    52,842    |     123,603
Land                                           -    |           -
                                        --------    |    --------
Subtotal                                  93,039    |     220,281
Accumulated depreciation                       -    |     (88,756)
                                        --------    |    --------
Property excluding capital leases,                  |
  net                                     93,039    |     131,525
                                        --------    |    --------
Property under capital leases:                      |
Buildings and improvements                 8,493    |      22,682
Equipment and fixtures                     1,854    |       8,395
                                        --------    |    --------
Subtotal                                  10,347    |      31,077
Accumulated amortization                       -    |     (12,118)
                                        --------    |    --------
Property under capital leases, net        10,347    |      18,959
                                        --------    |    --------
Total property, plant and               $103,386    |    $150,484
equipment,net                           ========    |    ========


    Property, plant and equipment were revalued at January 30, 1999 under fresh-start reporting (Note 2).

7. DEBT
   ----

                                                       (000's)
                                           -----------------------------
                                           Jan. 30, 1999   Jan. 31, 1998
                                           -------------   -------------
Revolver (7.75%-1998)                        $114,449    |   $      -
DIP Facility (8.5%-1997)                            -    |     84,208
Prepetition Revolver (10.25%-1997                   -    |     71,105
Convertible Notes (9.0%)                       28,995    |          -
CAP, Cure & Tax Notes (9.0%)                    6,236    |          -
Prepetition 2002 Notes (11%)                        -    |    122,274
Prepetition 2003 Notes (9.25%)                      -    |     97,957
SPE financing obligation (7.75%)(Note 9)            -    |     17,951
Obligations under capital leases(Note 9)       26,322    |     39,518
                                             --------    |   --------
Total debt                                    176,002    |    433,013
Less:                                                    |
Short-term debt(Revolver/DIP Facility)        114,449    |     84,208
Current portion-capital leases                  1,038    |      1,038
Current portion-CAP, Cure & Tax Notes           1,051    |          -
Less:                                                    |
Debt subject to settlement (Note 2):                     |
Prepetition Revolver                                -    |     71,105
Prepetition 2002 Notes                              -    |    122,274
Prepetition 2003 Notes                              -    |     97,957
SPE financing obligation                            -    |     17,951
Obligations under capital leases                    -    |     11,407
                                             --------    |   --------
Long-term debt                               $ 59,464    |   $ 27,073
                                             ========    |   ========

    The Company believes that the new and reinstated debt obligations carry face interest rates that are similar to market rates (for financings of a similar nature) and therefore such obligations did not require a discounting to present value on the Effective Date (Note 1). As a result of the Filing, substantially all debt outstanding (exclusive of the DIP facilities) prior to the Effective Date was classified as liabilities subject to settlement (Note 2). No principal or interest payments were made on any pre-petition debt (excluding certain capital leases) without Bankruptcy Court approval. During 1995, the Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group. The adequate protection payments, a cash settlement, and deferred financing costs were netted against the related outstanding debt amounts (Note 2).

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

    Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code; if, however, the debt is collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable. Other than those noted above, no other determinations were made prior to the Effective Date regarding the value of the property interests which collateralized various pre-petition debts. Contractual interest expense not recorded on certain pre-petition debt (the Revolver, 2002 Notes and 2003 Notes) totaled approximately $30.6, $31.1 million and $31.3 million for 1998, 1997 and 1996, respectively.

    Financing Facility  Prior to the Effective Date, the Company had a
    ------------------
$250 million financing facility (the "Financing Facility") (of which $125 million was available for issuance of letters of credit) with BankBoston Retail Finance, Inc. ("BBNA") as agent, under which the Company was allowed to borrow for general corporate purposes, working capital and inventory purchases. The Financing Facility consisted of (a) an up to eighteen-month debtor-in-possession revolving credit facility in the maximum principal amount of $250 million (the "DIP Facility"- see below) and, subject to meeting certain conditions, (b) an up to three-year post-emergence credit facility in the maximum principal amount of $250 million (as modified, the "Revolver" see below). The Company satisfied the required conditions in order for the Revolver to become effective, including minimum operating earnings ("EBITDA") and minimum borrowing availability on the Effective Date. The outstanding amount under the DIP Facility was repaid on the Effective Date with proceeds from the Revolver. The Revolver expires on December 23, 2001.

    The DIP Facility had replaced a $200 million Debtor-in-Possession Revolving Credit and Guaranty Agreement with The Chase Manhattan Bank, as agent (the "Prior DIP Facility"). Trade and standby letters of credit outstanding under the DIP facilities were $10.8 and $17.3 million, respectively, at January 30, 1999 and $7.1 million and $26.8, respectively, as of January 31, 1998. The weighted average borrowings under the DIP Facility in 1998 were $116.4 million. The weighted average interest rate under the DIP Facility in 1998 was 7.81%.

    Revolver  The Revolver consists of a $250 million senior secured
    --------
revolving line of credit (of which $125 million is available for issuance of letters of credit) and a $20 million junior secured "last in-last out" facility. The Company expects to use the Revolver primarily for working capital and general business needs.

    The senior secured tranche has an advance rate equal to 80% of the Loan Value of Eligible Receivables (as defined), plus generally 72% of the Loan Value of Eligible Inventory (as defined), subject to certain adjustments. Between March 1 and December 15, the inventory advance rate will be increased to 77% of the Loan Value of Eligible Inventory provided that the total amount of all senior secured advances does not exceed 85% of the Loan to Value Ratio (as defined). The Company may also borrow up to an additional $20 million under the junior secured facility provided that the total borrowings (senior secured and junior secured) do not exceed 93% of the Loan to Value Ratio.

    The Revolver permits the Company to borrow funds under the senior secured tranche at an interest rate per annum equal to (a) the higher of (i) the annual rate of interest as announced by BankBoston as its "Base Rate" and (ii) the weighted average of the rates on overnight federal funds plus 0.50% per annum; or (b) 2.25% per annum plus the quotient of (i) the LIBOR Rate in effect divided by (ii) a percentage equal to 100% minus the percentage established by the Federal Reserve as the maximum rate for all reserves applicable to any member bank of the Federal Reserve system in respect of eurocurrency liabilities. Each of these rates is subject to a 0.50% increase in the event of overadvances. The junior secured facility permits the Company to borrow funds at the "Base Rate" plus 7.00% per annum.

    The Revolver is secured by substantially all of the non-real estate assets of the Company. The Revolver contains financial covenants including (i) minimum quarterly EBITDA, (ii) minimum monthly accounts payable to inventory; (iii) maximum annual capital expenditures; and (iv) minimum operating cash flow to interest expense (for the fiscal quarters ending on or about January 31, 2001, and thereafter). The Company is in compliance with the Revolver covenants.

    DIP Facility  The DIP Facility had an advance rate of 60% of the Loan Value
    ------------
of Eligible Receivables (as defined), plus 72% of the Loan Value of Eligible Inventory (as defined). Between March 1 and December 15, the Company could borrow an overadvance amount on the Loan Value of Eligible Inventory of 5% (the "Overadvance Amount"), subject to a $20 million limitation. At the Company's option, the Company could borrow under the DIP Facility at the Alternate Base Rate (as defined) in effect from time to time (the "Base Rate Applicable Margin") or the adjusted Eurodollar rate plus 2.25% (the "Eurodollar Applicable Margin") for interest periods of one, two or three months. The Base Rate Applicable Margin and Eurodollar Applicable Margin would be increased 0.5% during any fiscal month that the Company had Overadvance Amounts.

    There were no compensating balance requirements under the DIP Facility but the Company was required to pay an annual commitment fee of 0.3% of the unused portion. The DIP Facility contained restrictive covenants including, among other things, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum EBITDA and minimum accounts payable to inventory ratios. The lenders under the DIP Facility had a "super-priority claim" against the estate of the Company. The Company was in compliance with the DIP Facility covenants. The DIP Facility expired on the Effective Date.

    In the fourth quarter of 1997, the Company incurred a charge of approximately $1.1 million for the write-off of the Prior DIP Facility's unamortized deferred financing costs and paid approximately $2.3 million for financing fees associated with the DIP Facility. The Company accelerated the amortization of those fees during the fourth quarter of 1998 to complete such amortization prior to the Effective Date, at which time it paid $2.4 million (Note 2) for financing fees associated with the Revolver.

    Pre-petition Revolver  Prior to the Filing, the Company had a $150 million
    ---------------------
revolving loan facility ("Pre-petition Revolver"), including outstanding commercial and standby letters of credit. The Pre-petition Revolver had a maturity date of July 31, 1997 and a variable interest rate based on, among others factors, the Company's elected borrowing period and amount. The weighted average interest rate approximated 10.0% in 1998, 1997 and 1996. No interest was paid or accrued on the Pre-petition Revolver during the Chapter 11 case.

    9% Convertible Notes  The 9% Convertible Notes (the "Notes") were issued
    --------------------
by Bradlees Stores, Inc. (Note 17) under an Indenture dated February 2, 1999 (the "Indenture"). Certain provisions of the Notes and the Indenture are summarized below. The statements under this caption relating to the Notes and the Indenture are summaries only, however, and do not purport to be complete. Such summaries make use of terms defined in the Indenture and are qualified in their entirety by reference to the Indenture, which was filed as an exhibit to the Company's Form S-1 Registration Statement.

    Each Note will mature on February 3, 2004, and will bear interest at the rate of 9% per annum from the date of issuance, payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 1999. The aggregate principal amount of the Notes that may be issued under the Indenture is limited to $28,995,000 (which excludes the $11.0 million aggregate principal amount that was pre-paid on the Effective Date). The indebtedness represented by the Notes ranks equally with the Company's other non-subordinated indebtedness.

    Any Notes outstanding shall be redeemed, along with any accrued and unpaid interest on such Notes, with the net proceeds received upon the planned sale of the leasehold interest in the Yonkers, New York store or the net proceeds (up to a maximum amount of $6.5 million plus accrued and unpaid interest and expenses) received upon any disposition of the Additional Collateral (as defined below). Additionally, the net proceeds of any offering of common stock by Bradlees, Inc., except offerings to employees pursuant to the Plan or pursuant to any benefit plan, shall be used to repay, pro rata, any outstanding Notes plus accrued and unpaid interest. The Company also has the right to redeem the Notes at any time, in whole or in part, by paying the holder the unpaid principal plus accrued and unpaid interest.

    The Notes are secured by (i) a first priority lien on the leasehold interest in the Yonkers, New York store and the net proceeds received upon its disposition (which will be subject to Bankruptcy Court approval), (ii) under certain circumstances and subject to certain limitations described below, first priority liens on leasehold interests in three other named stores (the "Additional Collateral"), as well as any net proceeds received upon any dispositions(s), and (iii) a first priority pledge of all of the outstanding capital stock of New Horizons of Yonkers, Inc. The net proceeds realized upon the sale of the Yonkers, New York leasehold interest will be paid to the holders of the Notes as a pre-payment.

    The lien on the Additional Collateral shall only secure indebtedness under the Notes equal to the sum of $6.5 million plus an amount from time to time equal to the amount of interest that would accrue on $6.5 million of principal amount of outstanding Notes from February 2, 1999 to the date of calculation of the extent of such lien.

    The Notes are convertible any time after the first anniversary of the Effective Date into shares of the Company's Common Stock. The conversion price will initially be the arithmetic unweighted average closing price of the Common Stock during the twenty business days preceding the first anniversary of the Effective Date.

    CAP Notes  Pursuant to the Plan, the Company issued Capital Lease ("CAP")
    ---------
Notes in the aggregate principal amount of $547,094. The CAP Notes bear interest at a rate equal to nine percent (9%) per annum. Principal and accrued interest are payable in twelve equal quarterly installments, commencing three months after the Effective Date. The Company can prepay these notes, in whole or in part, without premium or penalty. The CAP Notes are secured by a first lien on the property on which the CAP Note holder holds a valid first priority security interest.

    Cure Notes  Pursuant to the Plan, the Company issued Cure Notes in the
    ----------
aggregate principal amount of $3.3 million. The Cure Notes are not secured and bear interest at a rate equal to nine percent (9%) per annum. Interest is payable annually. The Company can prepay these notes, in whole or in part, without premium or penalty.

    Tax Notes  Pursuant to the Plan and the Bankruptcy Code, the Company
    ---------
agreed to make deferred cash payments in the aggregate principal amount of $2.4 million on account of allowed tax claims. Payments will be made in equal quarterly installments of principal, plus simple interest accruing from the Effective Date at a rate equal to nine percent (9%) per annum on the unpaid portion of such claims. The first payment is due on the latest of: (i) 90 days after the Effective Date, (ii) 90 days after the date on which an order allowing any such claim becomes a final order, and (iii) such other date as is agreed to by the Company and by the holder of such claim. The Company can prepay these notes, in whole or in part, without premium or penalty.

    Pre-petition 2002 Notes and 2003 Notes  The 2002 Notes and 2003 Notes
    --------------------------------------
were pari passu to each other and subordinated to the Company's senior indebtedness. Beginning on August 1, 1997, the 2002 Notes were to be redeemable, in whole or in part, at the Company's option, at 104%, decreasing annually to par on August 1, 2000. Beginning on March 1, 2000, the 2003 Notes were to be redeemable, in whole or in part, at the Company's option, at par plus accrued interest. No interest on the 2002 Notes and 2003 Notes, due semiannually, was paid or accrued during the Chapter 11 case. Holders of the 2002 Notes and 2003 Notes are receiving Warrants (Note 10) upon surrender of such notes following the Effective Date and the 2002 Notes and 2003 Notes were deemed canceled.

8. REORGANIZATION ITEMS

   The Company provided for or incurred the following expense and income items in 1998, 1997 and 1996 directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations (in 000's):

                                     1998        1997      1996
                                     ----        ----      ----
Professional fees                   $12,000    $10,000    $10,000
Interest income                      (1,038)      (420)    (1,445)
Provision for rejected leases        (7,156)    (2,846)    32,756
Net asset/liability write-offs          620     (3,408)     4,034
Gain on disposition of properties    (6,153)    (1,153)    (1,697)
Provision for inventory impairment       -          -      (1,000)
Provision for occupancy and other
 store closing costs                  4,868      1,112      4,102
Employee severance and termination
 benefits                             1,420     (2,813)    23,042
Provision for MIS retention bonuses      -         280         -
  Total reorganization items         $4,561    $   752    $69,792
                                     ======    =======    =======

    Professional fees and interest income:  Professional fees represented
    -------------------------------------
estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which were required to be paid by the Company while in Chapter 11). Interest income represented interest earned on cash invested during the Chapter 11 proceeding.

    Provision for rejected leases and net asset/liability write-offs:
    ---------------------------------------------------------------
Under the Bankruptcy Code, the Company could elect to reject real estate leases, subject to Bankruptcy Court approval. The Company recorded a provision of approximately $32.8 in 1996 for rejected leases and anticipated claims for certain closed and closing store leases that were expected to be rejected. The liability established for all rejected leases during the Chapter 11 case was subject to future adjustments, including adjustments based on claims filed by the lessors and Bankruptcy Court actions. In 1997, the Company reversed a rejected lease provision of $5.2 million that had been recorded in 1996 for a store that was subsequently sold in 1997 with no rejection liability. In addition, the Company recorded a provision of approximately $2.4 million in 1997 for four of the six stores closed in February, 1998 whose leases were rejected by the Company. During 1998, the Company obtained confirmation that the lessor of a previously rejected lease had re-let the premises and, accordingly, the Company reduced its liability for rejected leases by $4.7 million. Also during 1998, the Company was notified by two of its former landlords at closed locations that the properties had been re-let and therefore their claims for rejected lease damages were reduced by $2.4 million. The Company reduced its rejected lease liability accordingly.

    The Company incurred a net asset write-off in 1998 relating to the disposal of greeting card fixtures that were replaced as a consequence of the Company's rejection of its greeting card supply contract. In connection with store closings and lease rejections, the Company wrote off certain net assets in 1996 (net liability in 1997), primarily for leasehold improvements, net capital leases and lease interests. The credit of $3.4 million in 1997 resulted from the write-off of closed stores' capital lease obligations that exceeded the carrying value of the closed stores' assets. The net asset write-offs in 1997 and 1996 also included adjustments to lower the carrying values of certain properties held for sale to their most current net realizable values.

    Gain on disposition of properties:  The Company sold a previously closed
    ---------------------------------
store in 1998 and recognized a gain of $1.9 million that was classified as a reorganization item since the associated asset write-offs were previously included in reorganization items. The Company also recognized a gain, net of the associated net asset write-off, of $4.3 million in January, 1999 related to the modification of the Union Square lease terms (Note 2). The Company sold certain closed store leases in 1997 and 1996 and the related gains were classified as reorganization items since the associated net asset write-offs were also previously included in reorganization items.

    Inventory impairment and store closing costs:  In January, 1999, the
    --------------------------------------------
Company recorded a provision of approximately $4.9 million for the estimated closing costs associated with one store that closed in March, 1999 and the Union Square and Yonkers, NY stores that are anticipated to begin closing by the end of fiscal year 1999 in connection with the Company's Plan (Note 2). A provision of $0.5 million for an inventory impairment at the store closed in March, 1999 was charged to cost of sales in January, 1999.

    In December, 1997, the Company approved a restructuring plan to close 6 stores by February, 1998. One of the 6 stores was owned and closed as a result of the sale of the property in January, 1998. In connection with the plan to close the 6 stores, the Company rejected certain leases and wrote off net assets (see "Provision for rejected leases and net asset/liability write-offs"). In addition, the Company established provisions in 1997 for the associated closing costs and for an inventory impairment of $2.9 million for the 6 stores that was charged to cost of sales. This provision for inventory impairment, along with the January, 1999 provision above, represented the incremental markdowns required to liquidate the inventory at the closed stores. Such costs are recorded in accordance with the retail inventory method.

    In January, 1996, the Company approved a restructuring plan to close 13 stores in the first half of 1996. In connection with this plan, the Company also rejected certain leases and wrote off net assets. In addition, the Company established provisions in 1995 for inventory impairment and other closing costs associated with closing the 13 stores. The provision for inventory impairment was reduced by $1 million at the conclusion of the going-out-of-business sales in 1996 when actual results became available. The $1 million reduction was recorded as a credit to reorganization items since the original provision was recorded as a reorganization item in 1995 prior to a Securities and Exchange Commission staff announcement in which it stated that inventory markdowns attributable to a restructuring or exit plan should be classified in the income statement as a component of cost of sales.

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

    Other store closing costs represent incremental asset protection, occupancy and various closing costs associated with the decision to close the stores. Other store closing costs paid in 1998 totaled approximately $2.0 million.

    Employee severance and termination benefits: The Company recorded a
    -------------------------------------------
provision of approximately $1.4 million in January, 1999 for severance and termination benefits for approximately 563 associates at the three closing stores and for certain central office positions eliminated. The credit to employee severance and termination benefits of $2.8 million in 1997 resulted from the reversal of certain severance reserves totaling $3.4 million, including a significant portion of the severance reserve that had been established in 1996 for Mark Cohen, the Company's former CEO, partially offset by a $0.6 million charge for severance and termination benefits for 382 store associates at the 6 stores closed in February, 1998. A settlement agreement was reached with Mr. Cohen in 1997.

Employee severance and termination benefits of $23.0 million in 1996 included the following: (a) $13.5 million for the January 1997 management reorganization and regional and district consolidation; (b) $1.2 million resulting from the 14 stores closed in October, 1996; (c) $4.2 million for central office positions eliminated in September, 1996; (d) $1.1 million resulting from the 13 stores closed in the first half of 1996; and (e) $3.0 million paid to store, district and regional associate positions eliminated as a result of the February, 1996 store management reorganization. Severance and termination benefits paid in 1998, 1997 and 1996 totaled approximately $1.8, $4.5 and $16.6 million, respectively.

    MIS retention bonuses:  The Company had a retention bonus program for
    ---------------------
certain Management Information System (MIS) employees that provided for bonuses during the Chapter 11 proceeding for continued employment through April, 1998. In April, 1998 these bonuses were paid and this program was discontinued.

    Restructuring reserves:  As of January 30, 1999, the Company had remaining
    ----------------------
reserves (included in accrued expenses and in other long-term liabilities) totaling approximately $6.6 million (exclusive of provisions for rejected leases discussed in Note 2) for costs associated with the closing of stores and other restructuring activities. Approximately one-half of the remaining reserved costs are expected to be paid within a year, with the other costs, including certain closed store occupancy costs, payable thereafter. Approximately $3.8 million of restructuring costs, including the severance and termination benefit payments discussed above, were paid in 1998.

    Closed store results:      Net sales and operating losses (exclusive of any
    --------------------
central office expense allocation and prior to interest expense, income taxes and reorganization items) from the one store closed in March, 1999, the one store closed in April, 1997, the 6 stores closed in February, 1998 and the 27 stores closed during 1996 were (in 000's):

                                            1998     1997      1996
                                            ----     ----      ----
Net sales                                 $14,322  $69,423   $221,738
Operating loss                               (592)  (1,158)   (29,827)

9. LEASE COMMITMENTS AND UNFAVORABLE LEASE LIABILITY

                            At January 30, 1999, the Company had
various noncancelable leases in effect for its stores, distribution centers, and central office building, as well as for certain equipment. Capital lease obligations were revalued under fresh-start reporting (Note 2). Minimum payments due under leases are as follows:

                                                  (000's)
                                        ---------------------------------
                                        Capital Leases   Operating Leases
                                        --------------   ----------------
1999                                       $  4,326          $ 48,237
2000                                          4,364            44,488
2001                                          4,149            42,419
2002                                          4,110            40,659
2003                                          4,110            34,558
Thereafter                                   32,147           241,593
                                           --------          --------
Total minimum payments                       53,206          $451,954
Estimated executory costs                    (2,610)         ========
                                           --------
Net minimum lease payments                   50,596
Imputed interest                            (24,274)
                                           --------
Present value of net minimum
 lease payments                              26,322
Less current portion                         (1,038)
                                           --------
Obligations under capital leases,
net of current portion                     $ 25,284
                                           ========

    Minimum payments for capital and operating leases have not been reduced by minimum sublease rentals of $11.0 and $7.2 million, respectively, due in the future under noncancelable leases. The minimum payments do not include the contingent rentals that may be payable under certain leases.

Total rent expense is as follows:

                                      (000's)
                               ---------------------
                              1998      1997      1996
                              ----      ----      ----
Operating leases:
Minimum rent                 $48,565   $48,749   $57,352
Contingent rent                  209       425     1,024
Sublease income               (7,622)   (7,899)   (9,248)
                            --------   -------   -------
                              41,152    41,275    49,128
                            --------   -------   -------
Capital leases:
Sublease income                 (815)   (1,297)   (1,726)
                             --------   -------   ------
Total                        $40,337   $39,978   $47,402
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

    The unfavorable lease liability was recorded as part of fresh-start reporting (Note 2) and represents the estimated present value liability related to lease commitments that exceed market rents for similar locations. This liability will be amortized as a reduction of rent expense over the remaining lease terms while the associated present value discount will be amortized to interest and debt expense based on the effective interest method.

    The Company entered into a financing facility in 1994 with a special purpose entity ("SPE") and a group of banks, with Bankers Trust as Agent, that provided a $75 million financing facility for new store sites, which was to expire in 1998. On April 17, 1995, the amount under the financing facility was reduced to $45 million, of which only $30 million could be utilized in 1995. In June, 1995, the amount was further reduced to $24 million, the amount required for the two sites then under development. Under the terms of the financing facility with the SPE, the Company entered into leases with terms of up to six years. Upon expiration of the leases, the Company could purchase the properties, allow the SPE to sell the sites to an unrelated third party (subject to the residual guarantee which, in effect, guarantees 100% of the outstanding borrowings) or extend the lease term. As a result of the guarantee and the Filing, the Company included the accounts of the SPE in its consolidated financial statements. Borrowings of approximately $12.5 and $18.0 million at January 30, 1999 (prior to the Effective Date) and January 31, 1998 were included in liabilities subject to settlement (Note 2).

10. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL
    --------------------------------------------

    Pursuant to the Plan, reorganized Bradlees has authorized capital stock consisting of 41,000,000 shares, par value $.01 per share, consisting of 40,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. As of January 30, 1999, 10,225,711 shares of Common Stock were presumed issued under fresh-start reporting and in accordance with the Plan. The shares are being issued following consummation of the Plan. No Preferred Stock was issued.

    Common Stock  In addition to the above shares being issued under the
    ------------
Plan, the following shares of Common Stock are reserved for issuance: 1,000,000 shares issuable upon exercise of outstanding warrants (see below); and 1,000,000 shares are reserved for issuance under the Stock Plan (see below and Note 11). In addition, an indeterminate number of shares can be issued upon conversion of any of the 9% Convertible Notes (Note 7).

    The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Therefore, the holders of a majority of the shares voted in the election of directors can elect all of the directors then standing for election, subject to the rights of the holders of Preferred Stock, if and when issued. The holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company's Board of Directors. Dividends cannot be paid under the Revolver. The possible issuance of Preferred Stock with a preference over common Stock as to any future dividends could impact the dividend rights of holders of Common Stock. The holders of Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock.

    All of the outstanding shares of Common Stock, all of the shares of Common Stock issuable upon exercise of the warrants and options, and all of the shares of Common Stock issuable upon conversion of the 9% Convertible Notes, are freely tradeable without restriction or further registration under the Securities act, either because such shares were issued or are issuable pursuant to the exemption provided by Section 1145 of the Bankruptcy Code and such shares are not "restricted securities" as defined in Rule 144 under the Securities Act or because the offer and resale of such shares was registered pursuant to the Company's Form S-1 Registration Statement or pursuant to a registration statement on Form S-8 as described below.

     Undesignated Preferred Stock  The Board of Directors is authorized,
     ----------------------------
without further action of the stockholders, to issue up to 1,000,000 shares of Preferred Stock. Any Preferred Stock issued may rank prior to the Common Stock as to dividend rights, liquidation preference, or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

     Warrants and Options  On the Effective Date, a total of 1,000,000 shares of
     --------------------
Common Stock were reserved for issuance under the Stock Plan, of which 750,000 shares will be the subject of options pursuant to the Plan. These options will be granted in May, 1999. In addition, 1,000,000 shares of Common Stock were reserved for issuance under Warrants at an exercise price of $7.00 per share. The Warrants are being issued following consummation of the Plan and will expire on February 2, 2004. The Company currently intends to file a registration statement on Form S-8 under the Securities Act to register all shares of Common Stock currently issuable pursuant to the Stock Plan.

     Prior Common Stock  The authorized capital stock of the Company prior to
     ------------------
the Effective Date consisted of 40 million shares of common stock, par value of $0.01 per share, of which 11,310,384 shares were outstanding at January 30, 1999, prior to being canceled under the Plan, and one million shares of preferred stock, also canceled under the Plan, par value of $0.01 per share, none of which were outstanding at January 30, 1999.

     Prior to the Effective Date, the Company had a Restricted Stock Plan that provided for the award of 277,008 shares of common stock ("Restricted Stock") to certain officers and employees. At January 30, 1999, prior to the Effective Date, 13,447 shares were outstanding under the Restricted Stock Plan. The Restricted Stock Plan was terminated on the Effective Date. There were no awards of Restricted Stock since the Filing. No cash payments were required from Restricted Stock recipients and all issued shares accrued dividends, if any. In general, the shares became unrestricted under a five-year vesting schedule. All shares of Restricted Stock could vest earlier in certain circumstances (death, disability, retirement or a change of control). Shares of Restricted Stock which had not vested were not freely transferable and reverted to the Company upon the employee's termination.

11. STOCK OPTIONS
    -------------

     On the Effective Date, the Bradlees, Inc. 1999 Stock Option Plan (the "Stock Plan") became effective. Pursuant to the Plan, the Company agreed to grant options to purchase 750,000 shares of the Company's Common Stock to the Company's senior management. The options will be granted when their exercise price is determined and will vest in one-third increments beginning on the date of grant and each of the two anniversaries following the date of grant. All vested options shall be exercisable for a period of five years from the date of grant. The exercise price of these options will be the lowest ten-day rolling average of the closing price of the Company's Common Stock between April 3 and May 3, 1999 (the period between sixty and ninety days after the Effective Date). At the time of the grant, any compensation expense related to these options will begin to be recorded over the vesting period. In addition, the Compensation Committee has the right to grant options with respect to 250,000 additional shares at such price and on such terms as the Compensation Committee shall determine.

     Prior to the Effective Date, the Company had a 1992 Stock Option Plan for Key Employees (the "Key Employee Plan") that provided for the grant of options for up to 1,272,283 shares of Common Stock to certain employees. The Key Employee Plan was terminated on the Effective Date. No options were granted under the Key Employee Plan since the Filing. The options were intended to qualify as incentive stock options or non-qualified stock options and generally had a three- to five-year vesting schedule. Activity in the Key Employee Plan was as follows:

                                              WEIGHTED AVERAGE
                                     SHARES    EXERCISE PRICE

Outstanding at February 3, 1996       943,568      $12.97
Granted                                     -
Canceled                             (265,790)     $13.46
Exercised                                   -           -
                                     ---------     ------
Outstanding at February 1, 1997       677,778      $12.78
Granted                                     -           -
Canceled                             (396,753)     $13.32
Exercised                                   -           -
                                     ---------     ------
Outstanding at January 31, 1998       281,025      $12.30
Granted                                     -           -
Canceled/Expired                      (27,680)     $12.99
Exercised                                   -
Terminated                           (253,345)     $11.92
                                     ---------     ------
Outstanding at January 30, 1999             -           -
                                     =========     ======

    Prior to the Effective Date, the Company also had a 1993 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") that provided for the grant of non-qualified options for up to 100,000 shares of Common Stock to non-employee directors. In general, the options had a three-year vesting schedule. No options were issued, canceled, exercised or expired under the Directors' Plan in 1998. The Directors' Plan was terminated on the Effective Date. During 1997 and 1996, 30,000 and 15,000 options, respectively, were granted under the Directors' Plan. During both 1997 and 1996, 15,000 options were canceled. At January 31, 1998, 90,000 options under the Directors' Plan were outstanding with exercise prices ranging from $0.06 to $15.75 (weighted average exercise price was $7.02). At January 31, 1998, 45,000 of the options were exercisable at a weighted average price of $12.26 and had a weighted average remaining contractual life of 5.26 years.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for the Company's fiscal year beginning February 4, 1996. SFAS No. 123 encourages but does not require the recognition of compensation expense for the fair value of stock option and other equity instruments issued to employees. If the fair-value provisions of SFAS No. 123 are not adopted, certain pro forma amounts of net earnings and earnings per share that would have been reported had these provisions been adopted are required to be disclosed, if material. The Company continues to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The difference between accounting for stock-based compensation under APB No. 25 and SFAS No. 123 was not material for 1998, 1997 and 1996, and accordingly the pro forma disclosures have been omitted.

12. EMPLOYEE BENEFIT PLANS
    ----------------------

    In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", which revised disclosures about pension and other post-retirement benefit plans. The following information is provided in accordance with the requirements of SFAS No. 132.

    Pension plans  Certain union employees are covered by multi-employer
    -------------
defined benefit plans. Expenses for these plans were $.8 million in 1998, $.9 million for 1997 and $1.1 million for 1996.

    The Company has a qualified, noncontributory defined benefit pension plan for employees not participating in multi-employer plans. Plan benefits are based on the participant's compensation and/or years of service. The Company funds the net pension costs each year. The plan assets are held in a master trust fund, which invests primarily in equity, fixed income securities and cash and cash equivalents. Effective December 31, 1998, benefit accruals for specified employees were frozen and the Company instituted an employer matching contribution at that time under its 401(k) plan (see below). The freeze triggered a curtailment gain of $6.2 million in November, 1998 and the plan liabilities and assets were remeasured with the associated net impact included in the curtailment gain. In addition, purchase accounting was applied at January 30, 1999 (Note 2), resulting in immediate recognition of all previously unrecognized liabilities and a charge of $5.7 million that was included in the fresh-start revaluation charge.

    The Company has several nonqualified, noncontributory defined benefit plans for the benefit of certain highly compensated employees. The plans are unfunded and benefits paid under the plans are based on years of service and employees' compensation. Effective December 31, 1998, benefit accruals for specified employees were frozen under the Company's qualified pension plan (see above). The Supplemental Executive Retirement Plan ("SERP") benefits were adjusted accordingly to reflect the change in future qualified pension benefits. In addition, purchase accounting was applied at January 30, 1999 to immediately write-off the intangible SERP asset and the associated additional liability and to recognize all previously unrecognized liabilities, resulting in a charge of $1.1 million that was included in the fresh-start revaluation charge.

    The components of net pension costs (prior to fresh-start reporting) for the qualified and non-qualified plans were as follows:

                                           (000's)
                                  -----------------------
                                  1998      1997     1996
                                  ----      ----     ----
Service costs                    $ 3,599    $3,272   $ 3,897
Interest costs                     5,503     5,054     4,909
Return on plan assets            (12,691)   (9,566)   (7,617)
Net amortization and deferral      6,762     4,177     2,993
Curtailment (gain) loss           (6,207)      126       554
Special termination benefits        -        (359)       782
                                 --------   -------  -------
Net pension (benefit) cost       $(3,034)   $ 2,704  $ 5,518
                                 ========   =======  =======


   The funded status (after fresh-start reporting in 1998) was as follows:

                                                                 (000's)
                                     -------------------------------------------------------------
                                             January 30, 1999                     January 31, 1998
                                    -----------------------------------  -------------------------
                                    Qualified Plan  Non-Qualified Plans  Qual. Plan Non-qual.Plans
                                    --------------  -------------------  ---------- --------------
Actuarial present value of:                                         |
Vested benefit obligation              $71,974         $2,697       |      $61,504       $3,046
                                       =======         ======       |      =======       ======
Accumulated benefit obligation         $73,328         $3,077       |      $62,656       $3,490
                                       =======         ======       |      =======       ======
Projected benefit obligation            73,429          4,458       |       72,233        4,236
Plan assets at fair value               77,597              -       |       68,611            -
                                       -------         ------       |      -------       ------
Projected benefit obligation                                        |
 less than (greater than)                                           |
 plan assets                             4,168         (4,458)      |       (3,622)      (4,236)
Unrecognized prior service cost              -              -       |          518        1,434
Unrecognized transition                                             |
 obligation                                  -              -       |            -          102
Unrecognized net (gain) loss                 -              -       |       (2,740)         435
Additional minimum liability                                        |
 (recorded as other assets)                  -              -       |            -       (1,225)
                                       -------         ------       |      -------       ------
Prepaid pension cost                                                |
 (accrued pension liability)            $4,168        ($4,458)      |      ($5,844)     ($3,490)
                                       =======         ======       |      =======       ======

    The curtailment losses and special termination benefits in 1997 and 1996 resulted from the employment terminations of several executives and the closing of stores. These costs in 1996 were primarily included in termination benefits as part of reorganization items (Note 8). Certain portions ($1.2 million) of the nonqualified plans' accrued pension liability at January 31, 1998 related to pre-petition employment contracts and were included in liabilities subject to settlement under the reorganization case. These amounts totaled $1.7 million at January 30, 1999 prior to the Effective Date and are presented as a 1998 non-qualified plan curtailment amount below since these amounts are being settled under the Plan (Note 2) and were included in the extraordinary gain on debt discharge.

    Summarized information about the changes in the plans' benefit obligations and assets (including the effect of fresh-start reporting in 1998) and about the assumptions used in determining the plans' information is as follows:

                                                                 (000's)
                                     -------------------------------------------------------------
                                                     1999                         1998
                                    -----------------------------------  -------------------------
                                    Qualified Plan  Non-Qualified Plans  Qual. Plan Non-qual Plans
                                    --------------  -------------------  ---------- --------------
Change in benefit obligation:                                          |
 benefit obligation at beginning                                       |
 of year                               $72,233         $ 4,236         |    $66,978    $ 5,126
Service cost                             2,952             648         |      2,813        460
Interest cost                            5,123             380         |      4,836        218
Amendments                                  11             351         |          -          -
Actuarial loss (gain) and                                              |
 assumption changes                      6,522             546         |        886        512
Expenses paid                             (556)              -         |       (634)         -
Benefits paid                           (3,149)            (12)        |     (2,646)    (1,721)
Curtailment                             (9,707)         (1,691)        |          -          -
Special termination benefits                 -               -         |          -       (359)
                                       -------         -------         |    -------    -------
Benefit obligation at end of year      $73,429         $ 4,458         |    $72,233    $ 4,236
                                       =======         =======         |    =======    =======
Change in plan assets:                                                 |
Fair value at beginning of year         68,611               -         |     62,325          -
Actual return on plan assets            12,691               -         |      9,566          -
Expenses paid                             (556)              -         |       (634)         -
Benefits paid                           (3,149)              -         |     (2,646)         -
                                       -------         -------         |    -------    -------
Fair value of plan assets at                                           |
 end of year                           $77,597         $     -         |    $68,611    $     -
                                       =======         =======         |    =======    =======

Weighted average assumptions
 at the end of the year:

Discount rate                             6.50%           6.50%                7.00%      7.00%
Expected return on plan assets            9.25%            N/A                 9.25%       N/A
Rate of compensation increase             3.50%           4.00%                4.09%      4.25%

    Defined Contribution Plan The Company has a 401(k) plan for all active employees in eligible job categories. Employees may contribute a portion of their salary to the plan. The Company's contributions to the plan, which were suspended in 1996 and reinstated in January, 1999, are in the form of cash and based on a percentage of employee contributions. There was no plan expense in 1997 and 1996, as compared to $0.1 million for the one month of 1998.

    Post-retirement Plan The Company provides certain health care and life insurance benefits for certain retired non-union employees meeting age and service requirements. The Company accounts for the post-retirement plan in accordance with SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," which requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company's post-retirement benefits are funded on a current basis.

    The SFAS No. 106 valuations at January 30, 1999 and January 31, 1998 reflect changes that were effective January 1, 1998. The changes represent the elimination of future benefits for active employees who do not become eligible by January 1, 2000, and a phase-out of the Company contributions over two years (at 50% per year beginning January 1, 1999) towards the cost of providing medical benefits to eligible retirees. In addition, purchase accounting was applied at January 30, 1999 to immediately recognize all previously unrecognized liabilities, resulting in a credit of approximately $2 million that was included in the fresh-start revaluation charge.

    The status of the plan (after fresh-start reporting in 1998) was as follows:

                                                   (000's)
                                              -------------------
                                              1/30/99     1/31/98
                                              -------     -------
Accumulated post-retirement benefit                     |
  obligation for:                                       |
  Retirees                                    $    915  |  $    733
  Fully eligible actives                           430  |       536
  Other actives                                    153  |       439
                                              --------  |  --------
                                                 1,498  |     1,708
Plan assets at fair value                           -   |        -
                                              --------  |  --------
Funded status                                   (1,498) |    (1,708)
Unrecognized prior service                          -   |    (5,189)
Unrecognized net gain                               -   |    (2,513)
                                              --------  |  --------
Accrued post-retirement benefit cost          $ (1,498) |  $ (9,410)
                                              ========  |  ========

    Net post-retirement benefit (prior to fresh-start reporting) was as follows:

                                (000's)
                          ----------------------
                          1998     1997     1996
                          ----------------------
Service cost               $ 8     $172     $241
Interest cost              102      429      540
Amortization, net       (5,681)  (1,359)    (877)
Curtailment gain             -   (3,939)       -
                        -------  -------    -----
Net benefit            $(5,571) $(4,697)    $(96)
                       ======== ========    =====

   Summarized information (including the effect of fresh-start reporting) about the changes in the plan benefit obligation (there are no plan assets) is as follows:

                                                (000's)
                                           ----------------
                                           1998        1997
                                           ----        ----
Change in Accumulated Post-Retirement               |
 Benefit Obligation (APBO)                          |
 APBO at beginning year                     $1,708  | $ 7,867
Service cost                                     8  |     173
Interest cost                                  102  |     428
Amendments                                    (304) |   4,925
Actuarial loss (gain) and assumption                |
changes                                        345  |  (1,560)
Benefits paid                                 (361) |    (275)
                                            ------  | -------
                                            $1,498  | $ 1,708
                                            ======  | =======

     Assumptions used in determining the plan information were as follows:

                                              1998        1997
                                              ----        ----
Discount rate                                 6.50%       7.00%
Expected return on plan assets                 N/A         N/A
Rate of compensation increase
 (life insurance)                             4.00%       4.25%

    The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.50% for 1998 (5.50% for post-65 coverage) grading down to 4.00% over 10 years and 8.70% for 1997 (6.25% for post-65 coverage) grading down to 4.25% over 10 years. A one percentage point change in the health care cost trend rate would have had the following effects:

                                              (000's)
                                         -------------------
                                         One Percentage Point
                                         --------------------
                                         Increase    Decrease
                                         --------    --------

 Effect on total service and interest
   cost components                         $ 2        $ 2
 Effect on accumulated benefit
  obligation                               $29        $20

13. INCOME TAXES

    There was no income tax expense or benefit in 1998, 1997 or 1996.

    The income tax expense (benefit) differs from the amount computed by applying the statutory Federal income tax rates to the earnings (loss) before income taxes as follows:

                                     1998     1997     1996
                                     ----     ----     ----
Statutory rate                       35.0%   (35.0%)  (35.0%)
State income taxes, net of
Federal income tax benefit            0.0%    (4.0%)   (6.4%)
Non-includible fresh-start
accounting gain                     (36.4%)      -        -
Non-deductible professional fees      1.0%    14.5%     1.5%
Non-deductible compensation           0.4%       -      1.5%
Valuation allowance                     -     24.5%    38.4%
                                        0%       0%       0%
                                    ======   ======   =====

     Deferred taxes represent the differences between financial statement amounts and the tax bases of assets and liabilities. Deferred tax liabilities (assets) are as follows:

                                             (000's)
                                         1998       1997
                                       -------------------
Lease interests                        $ 6,639  | $ 51,399
Inventories                              4,221  |   11,854
Other                                        -  |    3,295
                                       -------  | --------
Total liabilities                       10,860  |   66,548
                                       -------  | --------
Net operating loss carryforwards       (29,065) | (105,917)
Self-insurance accruals                 (8,029) |   (8,602)
Rejected lease claims                        -  |  (20,350)
Post-retirement benefits                (3,231) |   (3,704)
Closing costs                           (2,072) |   (2,902)
Property, plant and equipment, net     (24,216) |   (3,233)
Capital leases                          (6,358) |  (10,708)
Vacation pay                            (1,814) |   (2,636)
Alternative minimum tax credit                  |
carryforwards                           (3,316) |   (2,144)
Other                                   (3,900) |   (3,182)
                                       -------  | --------
                                       (82,001) | (163,378)
Valuation allowance                     71,141  |  105,411
                                       -------  | --------
Total assets                           (10,860) |  (57,967)
                                       -------- | --------
Net deferred tax liability             $     -  | $  8,581
                                       ======== | ========


    At January 30, 1999, the Company had net operating loss carryforwards of approximately $75.2 million for Federal income tax purposes which will expire beginning in fiscal year 2010 and alternative minimum tax credit carryforwards of $3.3 million which are available to reduce future Federal regular income taxes over an indefinite period. As a result of the Company's emergence from Chapter 11, a portion of the net operating loss carryforwards were reduced by the cancellation of indebtedness income recognized. Also, a change in ownership occurred on the Effective Date (due to the issuance of new stock) which will result in a limitation on the remaining amounts of net operating loss and tax credit carryforwards that can be utilized each year. This annual limitation will be based primarily on the equity value of reorganized Bradlees under Section 382 of the Internal Revenue Code of 1986. Any tax benefits realized for book purposes after the Effective Date resulting only from pre-emergence net operating loss and tax credit carryforwards will have to be reported as an addition to paid-in capital.

    The Company had a valuation allowance of $71.1 million against deferred tax assets at January 30, 1999. The realization of the deferred tax assets is dependent upon future taxable income during the Federal and State carryforward periods.

14. COMMITMENTS AND CONTINGENCIES

    General  The Company is party to various legal actions and administrative
    -------
proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

    Trade Vendors' Lien  On the Effective Date, the Company entered into an
    -------------------
agreement for the benefit of its trade vendors which grants such trade vendors a subordinated security interest in the Company's inventory (the "Trade Vendors' Lien"). The Trade Vendors' Lien, which is subordinated to the lien securing the Revolver (Note 7), attaches to the Company's inventory (but not any other assets). The Trade Vendors' Lien shall terminate on the earliest to occur of (i) two years after the Effective Date, (ii) at the sole option of the Company, the date on which the ratio of the amount of accounts payable to the amount of inventory computed on a cost basis, for any rolling three-month period is more than five percentage points less than such ratio on a comparable store basis for the same period in the prior year, (iii) the consummation of a transaction pursuant to which the Company merges or otherwise combines with another company or companies, (iv) at the sole option of the Company, as to any individual trade vendor, at such time as such vendor fails to provide merchandise to the Company on terms which are at least as favorable as the credit terms under which such vendor provided merchandise in the year prior to the Effective Date and (v) at the sole option of the Company, as to any individual trade vendor that initially provides retail merchandise after the Effective Date, at such time as such vendor fails to provide retail merchandise on terms which are as favorable as the initial credit terms which such vendor provided retail merchandise to the reorganized Bradlees; provided, however, that any termination by the Company of the Trade Vendors' Lien will not be effective until the thirtieth (30th) day after the Company gives (a) actual notice to the Trade Vendors' Collateral Agent (as defined) and (b) (x) in the case of trade vendors generally, notice by publication in The New York Times (national edition), of its intent to terminate the Trade Vendors' Lien and actual notice to trade vendors to whom amounts are then due and owing, or (y) in the case of an individual trade vendor, actual notice of such termination to the trade vendor whose Trade Vendors' Lien the Company proposes to terminate.

    Corporate Bonus Plan  In February, 1997 the Company adopted the
    --------------------
Corporate Bonus Plan (the "Corporate Bonus Plan") that was approved by the Bankruptcy Court. The Corporate Bonus Plan provides incentives and rewards for
(i) performance of key employees that meets or exceeds expectations and (ii) attainment of threshold performance measurements tied directly to the Company's annual business plan. For each $5 million of EBITDA (as defined) improvement, net of the provision for the additional earned bonuses, over the amount projected, the award increases by 25% of the base award up to a maximum increase of 100% of the award. In addition, a discretionary fund in the amount of $500,000 is available to provide bonuses to (a) non-bonus eligible employees based upon performance regardless of whether the Company achieves its target performance level and (b) bonus eligible employees based on performance if the Company does not achieve its target performance level.

    Under the Corporate Bonus Plan, the Company had to obtain a minimum EBITDA of $32.0 million in 1998 and $28.1 million in 1997, net of the anticipated costs of the Corporate Bonus Plan, in order for any employee to be eligible for 100% of an award (except for the discretionary fund mentioned above). The Company achieved the minimum EBITDA in 1998 and in 1997 and, accordingly, recorded provisions of approximately $4.8 and $4.0 million for such bonuses in 1998 and 1997, respectively, that were included in selling, store operating, administrative and distribution expenses. The 1998 and 1997 bonuses were paid in April, 1999 and April, 1998, respectively.

    Management Emergence Bonus Plan  On the Effective Date, certain executives
    -------------------------------
were selected to participate in the Company's Management Emergence Bonus Plan (the "Emergence Bonus Plan"). The aggregate amount payable to these employees under the Emergence Bonus Plan is $3 million and a provision for such was accrued in January, 1999. One million dollars of this was paid on the Effective Date. The remaining $2 million will be paid on the later of (a) the one-year anniversary of the Effective Date and (b) the date upon which the 9% Convertible Notes (Note 7) are fully paid or converted to equity. No payments will be made under the Emergence Bonus Plan if there exists any continuing default under the Revolver or its successor. If an employee leaves the Company for any reason, other than an involuntary termination without Cause (as defined) or a voluntary termination for Good Reason (as defined), within one year of receiving a payment under the Emergence Bonus Plan, the payment shall be subject to partial or total recoupment. If an employee is involuntarily terminated without Cause, voluntarily leaves for Good Reason, or leaves due to death or disability, then the employee does not have to return any payments under the Emergence Bonus Plan and is entitled to receive any portion of the payments to be made under the Emergence Bonus Plan within 30 days after the date of termination of employment.

    CEO Contract  The Company entered into a three-year employment agreement
    ------------
with its current CEO, Mr. Thorner, commencing as of October 26, 1995 and amended as of November 7, 1997. This employment agreement is automatically extended for one additional year each year unless either party gives the other party written notice of its election not to extend the contract. Under the agreement, Mr. Thorner is entitled to an annual incentive award of 55% of his base salary pursuant to the Corporate Bonus Plan (see above). The annual incentive award could be increased to 110% of Mr. Thorner's base salary if certain maximum performance goals are met under the Corporate Bonus Plan. The agreement also provides for certain retirement benefits, for reimbursement of certain legal, annual financial counseling and relocation expenses and participation in the Company's employee benefit plans. The employment agreement also provides that in the event of Mr. Thorner's termination of employment by the Company (including following a change in control of the Company) without Cause or Good Reason (as defined), Mr. Thorner would generally be entitled to all payments and benefits called for under the agreement for the remainder of its term.

    Severance Program  In August, 1995 the Company adopted, and in
    -----------------
November, 1995 the Bankruptcy Court approved, a severance program (the "Severance Program") that covers all officers, Vice President and above, and certain other employees of the Company, but not including Mr. Thorner who has a separate employment agreement (see above). If the employment of any participant in the Severance Program is terminated other than for cause, death, disability or by the employee, then salary is guaranteed, subject to mitigation by other employment, for up to eighteen months for the President, Executive Vice Presidents and Senior Vice Presidents, twelve months for Vice Presidents, and six months for certain other employees, and a lump-sum payment equal to six months of salary is paid to certain other employees. Certain participants would also receive a lump-sum payment equal to the amount of any incentive payment for the fiscal year in which the termination occurred (the "Severance Lump Sum").

    If the employment of any participant is terminated other than for Cause (as defined), death, disability or retirement, or is terminated under certain other circumstances, within one year following a change of control of the Company, the employee will receive a lump-sum payment. The payment is the Severance Lump Sum amount plus one and one-half times the annual salary in effect immediately prior to the change of control (the "Annual Salary") for the President and Senior Vice Presidents, one times the Annual Salary for Vice Presidents and one-half times the Annual Salary for certain other employees. For purposes of the Severance Program, a change of control includes but is not limited to the acquisition by any person of beneficial ownership of 50% or more of the Company's outstanding voting securities, or the failure of the individuals who constituted the Board of Directors in August, 1995 to continue to constitute a majority of the Board unless the election of the new directors has been approved by the incumbent directors. Consummation of the Plan did not constitute a change of control under the Severance Program.

15. CHANGES IN ACCOUNTING ESTIMATES

    As discussed in Note 3, the Company is primarily self-insured for workers' compensation and general liability costs. Actuarial studies of the self-insurance reserves were completed in the third quarter of 1998 and 1997, using a discount rate of 6.0% (the same rate used at January 31, 1998 and February 1, 1997), and also in the third quarter of 1996, using a discount rate of 6.0% compared to 5.3% at February 3, 1996. As a result of the studies, the self-insurance reserves were reduced by $3.6 million in the third quarter of 1997 with a corresponding reduction in SG&A expenses (selling, store operating, administrative and distribution expenses) and by $5.0 million in the third quarter of 1996 with corresponding reductions of $4.2 and $.8 million in SG&A expenses and interest expense, respectively. The reductions in the self-insurance reserves were primarily the result of aggressive claims management and safety initiatives.

    The Company changed its vacation pay vesting policy for certain pay groups in December, 1997, whereby the employees in those pay groups now earn their vacation pay entitlements over the course of each calendar year worked (similar to industry practice) rather than being fully vested on the first day of each calendar year. As a result of this change, $4.5 million of the Company's vacation pay reserves as of January 1, 1998 was eliminated with a corresponding credit in SG&A expenses.

16. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                   ($ in thousands except per share data)
                                  ------------------------------------------
                                  First    Second    Third    Fourth
                                  Quarter  Quarter  Quarter   Quarter  Total
                                  -------  -------  -------   -------  -----
Year Ended January 30, 1999:
---------------------------
Net sales                      $283,871  $310,381 $312,133 $430,812 $1,337,197
Gross margin                     79,670    96,593   94,739  122,101    393,103
Net income (loss)               (24,653)   (2,722)  (7,207) 320,532    285,950
Net income (loss)
per share                        $(2.18)   $(0.24)  $(0.64)       *         *
Weeks in period                      13        13       13       13         52

Year Ended January 31, 1998:
---------------------------
Net sales                      $267,371  $297,416 $330,433 $449,224 $1,344,444
Gross margin                     79,658    92,936   97,104  126,658    396,357
Net income (loss)               (31,993)  (16,864)     376   25,925    (22,557)
Net income (loss)
 per share                     $  (2.81)   $(1.48)   $0.03    $2.29 $    (1.98)
Weeks in period                      13        13       13       13         52

* Earnings per share is not presented for the quarter and fiscal year ended January 30, 1999 because such presentation would not be meaningful. The former stock was canceled under the Plan and the new stock was not issued until after consummation.


17. SUMMARIZED FINANCIAL INFORMATION FOR BRADLEES STORES, INC. AND NEW HORIZONS OF YONKERS, INC.

    Under the Plan, Bradlees, Inc. issued securities and Bradlees Stores, Inc. issued certain debt. Bradlees, Inc. operates its stores through Bradlees Stores, Inc., an indirect wholly-owned subsidiary. Bradlees, Inc. is guaranteeing the debt issued by Bradlees Stores, Inc. Substantially all of the assets of the Company, on a consolidated basis, are held by Bradlees Stores, Inc. The following summarized financial information of Bradlees Stores, Inc. is presented in accordance with SEC Staff Accounting Bulletin 53 and Regulation S-X Rule 1-02 (bb):

                                              (000's)
                              -----------------------------------
                              January 30, 1999   January 31, 1998
                              ----------------   ----------------
Current Assets                    $263,810     |     $286,332
Due from New Horizons of                       |
Yonkers, Inc.                       14,000     |
Noncurrent Assets                  199,941     |      302,286
Current Liabilities                271,628     |      246,687
Payable to Bradlees, Inc.           55,000     |      189,881
Noncurrent Liabilities             137,123     |       72,324
Liabilities Subject to                         |
Settlement Under the                           |
Reorganization Case                 $    -     |     $341,874

                                              (000's)
                       ------------------------------------------------------
                       52 Weeks ended     52 Weeks ended     52 Weeks ended
                       January 30, 1999   January 31, 1998   February 1, 1997
                       ----------------   ----------------   ----------------
Net Sales               $   1,337,197       $ 1,344,444        $  1,561,718
Gross Margin                  393,103           396,357             434,067
Earnings (Loss)
 Continuing
 Operations                    65,552           (22,620)           (218,726)
Net Earnings (Loss)     $      65,552       $   (22,620)       $   (218,726)

    Upon confirmation of the Plan, Bradlees, Inc. contributed a portion of its intercompany receivable to the capital of Bradlees Stores, Inc. so that $96 million was allowed as the final intercompany claim. A major portion ($220.2 million) of the extraordinary gain on debt discharge presented in the Company's consolidated statement of operations for 1998 was allocated to Bradlees, Inc. as a result of the settlement of the 2002 and 2003 Notes (Note 7).

    New Horizons of Yonkers, Inc., a subsidiary of Bradlees Stores, Inc., is the lessee of Bradlees' Yonkers, New York store lease, which it subleases to Bradlees Stores, Inc. New Horizons of Yonkers, Inc.'s financial activity was primarily limited to rent expense under the lease and rental income from the sublease during the periods presented. New Horizons of Yonkers, Inc., which remained in Chapter 11 to facilitate the planned disposition of its leasehold interest, is also fully and unconditionally guaranteeing the debt issued by Bradlees Stores, Inc. The following summarized financial information of New Horizons of Yonkers, Inc. is presented in accordance with SEC Staff Accounting Bulletin 53 and Regulation S-X Rule 1-02 (bb):

                                                  (000's)
                                     -----------------------------------
                                     January 30, 1999   January 31, 1998
                                     ----------------   ----------------
Asset Held for Sale                       $14,000      |      $ -
Due to Bradlees Stores, Inc.               13,999      |        1
Stockholders' Equity                      $     1      |      $ 1

                                                    (000's)
                          -----------------------------------------------------
                          52 Weeks ended     52 Weeks ended     52 Weeks ended
                          January 30, 1999   January 31, 1998   February 1, 1997
                          ----------------   ----------------   ----------------
Rental Income                  $588               $588            $   588
Rent Expense                    588                588                588
Impairment of Long-Lived
Assets (Lease Acquisition
Costs)                         $  -               $  -            $15,793


                                                                    Exhibit 10.9

                              SEVERANCE AGREEMENT

    AGREEMENT made as of the ________________ day of _________, 199__, by and
between Bradlees Stores, Inc., a Massachusetts corporation ("Bradlees Stores"), Bradlees, Inc., a Massachusetts corporation ("Bradlees" and collectively with Bradlees Stores, the "Employer"), and _______________________________ [Name of
Employee] (the "Employee").

                                  WITNESSETH

    WHEREAS, the Employee is a valued employee of the Employer, and is presently Senior Vice President, ________________________ [Title of Employee] of Bradlees, Inc.; and

    WHEREAS, it is the desire of the parties hereto to enter into an agreement to provide for a severance benefit for the Employee in the event of termination of the Employee's employment by the Employer in accordance with the terms and conditions set forth in Section 4 of this Agreement; and

    WHEREAS, it is the desire of the parties hereto to enter into an agreement to provide for a change of control benefit for the Employee in the event of the termination of the Employee's employment in accordance with the terms and conditions set forth in Section 5 of this Agreement.

    NOW THEREFORE, in consideration of the mutual covenants contained herein, the Employer and the Employee agree as follows:


    1. Effective Date and Term.  The effective date (the "Effective Date") of
       -----------------------
this Agreement shall be _____________. Subject to the provisions of Section 5, the term of this Agreement shall be one (1) year from the Effective Date. This Agreement shall be renewed automatically for periods of one (1) year commencing at the first anniversary of the Effective Date and on each subsequent anniversary thereafter, unless either the Employee or the Employer gives written notice to the other not less than one (l) year prior to the date of any such anniversary, of such party's election not to extend the term of this Agreement. Notwithstanding the termination of this Agreement, certain provisions of this Agreement shall remain enforceable if so specified in this Agreement or if the context so requires. Nothing in this Agreement shall affect in any manner whatsoever the right or power of the Employer to terminate the employment of the Employee.

    2. Compensation and Benefits.
       -------------------------
       (a) Salary.  The Employer agrees to and does hereby employ the Employee
       ------
in an executive capacity for the Employee's period of employment with the Employer at a salary (the "Salary") at an annual rate as may be determined from time to time by the Chief Executive Officer of the Employer for a term which may be terminated at will by the Employer. Any salary as so determined and then in effect shall be the Salary for all purposes hereunder. The Salary shall be payable on a periodic basis, as the Employer shall determine which is the same basis upon which the Employer pays its actively employed employees in the same job classification or pay rate as the Employee from time to time, and at the same rate for any fraction of such a pay period unexpired at the termination of the Employee's period of employment with the Employer.


       (b) Taxation of Payments and Benefits.  The Employer shall undertake to
           ---------------------------------
make deductions, withholdings and tax reports with respect to payments and benefits under this Agreement to the extent that it reasonably and in good faith believes that it is required to make such deductions, withholdings and tax reports. Payments under this Agreement shall be in amounts net of any such deductions or withholdings and nothing in this Agreement shall be construed to require the Employer to make any payments to compensate the Employee for any adverse tax effect associated with any payments or benefits or for any deduction or withholding from any payment or benefit.

    3. Duties of Employee.  The Employee agrees that during the Employee's
       ------------------
period of employment with the Employer:

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

4. Severance Benefit.
   -----------------
   (a) In the event that the Employee's employment relationship with the Employer is terminated by the Employer for any reason other than for Cause (as hereinafter defined in Section 4(c) below), the Employer shall provide to the Employee the following severance benefits ("Severance Benefits"):

       (i) continuation of the Employee's Salary at the rate then in effect;

       (ii) continuation of group health plan benefits to the extent authorized by and consistent with 29 U.S.C. (S) 1161 et seq. (commonly known as "COBRA"), with the cost of such benefits shared in the same relative proportion by the Employer and the Employee as in effect on the date of termination; and

       (iii) a lump sum payment equal to thirty-five percent (35%) of Employee's annual rate of Salary at the time of such termination (the "Severance Lump Sum"); provided, however, that the Employer shall have no obligation to make such lump sum payment under this Section 4(a) if the termination of the Employee is for Cause.

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

    5. Termination Pursuant to a Change of Control.
       -------------------------------------------

       (a) If there is a Change of Control (as defined in Section 5(b) below) during the term of this Agreement, the provisions of this Section 5 shall apply and shall continue to apply until the later of (i) the end of the term of this Agreement or (ii) one year from the date of the Change of Control. If, within one (1) year following a Change of Control, the Employee's employment is terminated by the Employer following the occurrence of any of the events listed in Section 5(c) below or if the Employee's employment is terminated without Cause, in lieu of any payments under Section 4 above, the Employer shall provide to the Employee the following benefits ("Change of Control Benefits"):

        (i) within thirty (30) days after such termination, a lump sum payment in an amount equal to the sum of (A) one and one-half (1+) times the Employee's annual rate of Salary as in effect immediately prior to the Change of Control; and (B) the Severance Lump Sum; and

        (ii) continuation of group health plan benefits to the extent authorized by and consistent with COBRA, for a period of eighteen (18) months after such termination, with the cost of such benefits shared in the same relative proportion by the Employee and the Employer as in effect immediately prior to the Change of Control.

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


      (b) Confidentiality. The Employee understands and agrees that the
          ---------------
Employee's employment creates a relationship of confidence and trust between the Employee and the Employer with respect to all Confidential Information. At all times, both during the Employee's employment with the Employer and after its termination, the Employee will keep in confidence and trust all such Confidential Information, and will not use or disclose any such Confidential Information without the written consent of the Employer, except as may be necessary in the ordinary course of performing the Employee's duties to the Employer. The restrictions set forth in this Section 7(b) will not apply to information which is generally known to the public or in the business, unless such knowledge results from an unauthorized disclosure by the Employee, but this exception will not affect the application of any other provision of this Agreement to such information in accordance with the terms of such provision.

      (c) Documents, Records, etc. All documents, records, apparatus, equipment
          -----------------------
and other physical property, whether or not pertaining to Confidential Information, which are furnished to the Employee by the Employer or are produced by the Employee in connection with the Employee's employment will be and remain the sole property of the Employer. The Employee will return to the Employer all such materials and property as and when requested by the Employer. In any event, the Employee will return all such materials and property immediately upon termination of the Employee's employment for any reason. The Employee will not retain with the Employee any such material or property or any copies thereof after such termination.

      (d) Noncompetition and Nonsolicitation. During the term of the Employee's
          ----------------------------------
employment with the Employer and for eighteen (18) months thereafter, the Employee (i) will not, directly or indirectly, whether as owner, partner, shareholder, consultant, agent, employee, co-venturer or otherwise, engage, participate or invest in any Competing Business (as hereinafter defined); and
(ii) will refrain from directly or indirectly employing, attempting to employ, recruiting or otherwise soliciting, inducing or influencing any person to leave employment with the Employer (other than involuntary terminations undertaken in the course of the Employee's employment with the Employer). The Employee understands that the restrictions set forth in this Section 7(d) are intended to protect the Employer's interest in its Confidential Information and established employee and customer relationships and goodwill, and agrees that such restrictions are reasonable and appropriate for this purpose. For purposes of this Agreement, the term "Competing Business" shall mean a business conducted by Wal-Mart Stores, Inc., K Mart Corporation, The Caldor Corporation, Ames Department Stores, Inc., or Hills Department Stores, Inc., or any of their respective successors or assigns; provided, however, that a business conducted by Target Stores shall be considered a Competing Business only if a significant portion of such business is conducted in states in which the Employer now or at the time of the Executive's termination of employment is conducting or is planning to conduct business.

      (e) Third-Party Agreements and Rights. The Employee hereby confirms that
          ---------------------------------
the Employee is not bound by the terms of any agreement with any previous employer or other party which restricts in any way the Employee's use or disclosure of information or the Employee's engagement in any business. The Employee represents to the Employer that the Employee's execution of this Agreement, the Employee's employment with the Employer and the performance of the Employee's proposed duties for the Employer will not violate any obligations the Employee may have to any such previous employer or other party. In the Employee's work for the Employer, the Employee will not disclose or make use of any information in violation of any agreements with or rights of any such previous employer or other party, and the Employee will not bring to the premises of the Employer any copies or other tangible embodiments of non-public information belonging to or obtained from any such previous employment or other party.

      (f) Injunction. The Employee agrees that it would be difficult to measure
          ----------
any damages caused to the Employer which might result from any breach by the Employee of the promises set forth in Sections 6 or 7 of this Agreement, and that in any event money damages would be an inadequate remedy for any such breach. Accordingly, the Employee agrees that if the Employee breaches, or proposes to breach, any portion of this Agreement, the Employer shall be entitled, in addition to all other remedies that it may have, to an injunction or other appropriate equitable relief to restrain any such breach without showing or proving any actual damage to the Employer.

    8. Limitation of Benefits.

      (a) It is the intention of the Employee and of the Employer that no payments by the Employer to or for the benefit of the Employee under this Agreement or any other agreement or plan, if any, pursuant to which he/she is entitled to receive payments or benefits shall be nondeductible to the Employer by reason of the operation of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), relating to parachute payments. Accordingly, and notwithstanding any other provision of this Agreement or any such agreement or plan, if by reason of the operation of said Section 280G, any such payments exceed the amount which can be deducted by the Employer, such payments shall be reduced to the maximum amount which can be deducted by the Employer. To the extent that payments exceeding such maximum deductible amount have been made to or for the benefit of the Employee, such excess payments shall be refunded to the Employer with interest thereon at the applicable Federal Rate determined under Section 1274(d) of the Code, compounded annually, or at such other rate as may be required in order that no such payments shall be non-deductible to the Employer by reason of the operation of said Section 280G. To the extent that there is more than one method of reducing the payments to bring them within the limitations of said Section 280G, the Employee shall determine which method shall be followed, provided that if the Employee fails to make such determination within forty-five (45) days after the Employer has sent the Employee written notice of the need for such reduction, the Employer may determine the method of such reduction in its sole discretion.

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


   9. Arbitration of Disputes. Any controversy or claim arising out of or
      -----------------------
relating to this Agreement or the breach thereof or otherwise arising out of the Employee's employment or the termination of that employment (including, without limitation, any claims of unlawful employment discrimination whether based on age or otherwise) shall in the first instance, to the fullest extent permitted by law, be settled by arbitration in any forum and form agreed upon by the parties or, in the absence of such an agreement, under the auspices of the American Arbitration Association ("AAA") in Boston, Massachusetts in accordance with the Employment Dispute Resolution Rules of the AAA, including, but not limited to, the rules and procedures applicable to the selection of arbitrators. Notwithstanding the foregoing, if a controversy or claim subject to this Section 9 is not resolved to the satisfaction of either the Employer or the Employee, either party may further pursue the claim in a court of competent jurisdiction. Notwithstanding the foregoing, this provision shall not preclude either party from pursuing a court action for the sole purpose of obtaining a temporary restraining order or a preliminary injunction in circumstances in which such relief is appropriate; provided, however, that any other relief shall be pursued through an arbitration proceeding pursuant to this Section 9.

   10. Integration. This Agreement constitutes the entire agreement between the
       -----------
parties with respect to the subject matter hereof and supersedes all prior agreements between the parties with respect to any related subject matter.

   11. Assignment; Successors and Assigns, etc. Neither the Employer nor the
       ---------------------------------------
Employee may make any assignment of this Agreement or any interest herein, by operation of law or otherwise, without the prior written consent of the other party; provided, however, that the Employer may assign its rights under this Agreement without the consent of the Employee in the event that the Employer shall hereafter effect a reorganization, consolidate with or merge into any other corporation, partnership, organization or other entity, or transfer all or substantially all of its properties or assets to any other corporation, partnership, organization or other entity. This Agreement shall inure to the benefit of and be binding upon the Employer and the Employee, their respective successors, executors, administrators, heirs and permitted assigns.

   12. Enforceability. If any portion or provision of this Agreement shall to
       --------------
any extent be declared illegal or unenforceable by a court of competent jurisdiction, then the remainder of this Agreement, or the application of such portion or provision in circumstances other than those as to which it is so declared illegal or unenforceable, shall not be affected thereby, and each portion and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

   13.Waiver. No waiver of any provision hereof shall be effective unless made in writing and signed by the waiving party. The failure of any party to require the performance of any term or obligation of this Agreement, or the waiver by any party of any breach of this Agreement, shall not prevent any subsequent enforcement of such term or obligation or be deemed a waiver of any subsequent breach.

   14. Notices. Any notices, requests, demands and other communications provided
       -------
for by this Agreement shall be sufficient if in writing and delivered in person or sent by registered or certified mail, postage prepaid, return receipt requested, to the Employee at the last address the Employee has filed in writing with the Employer or, in the case of the Employer, at its main offices, attention of the President.

   15. Amendment. This Agreement may be amended or modified only by a written
       ---------
instrument signed by the Employee and by a duly authorized representative of the Employer.

   16. Governing Law. This is a Massachusetts contract and shall be construed
       -------------
under and be governed in all respects by the internal laws of the Commonwealth of Massachusetts.

   17. Counterparts. This Agreement may be executed in any number of
       ------------
counterparts, each of which when so executed and delivered shall be taken to be an original; but such counterparts shall together constitute one and the same document.

   18. Release. In consideration of the undertakings, transactions and
       -------
consideration recited in this Agreement, the Employee, on behalf of the Employee and the Employee's, his/her agents, representatives, attorneys, assigns, heirs, executors, and administrators, hereby:

       (a) Unconditionally and irrevocably remises, releases and forever discharges the Employer and its subsidiaries and affiliates and its past, present and future officers, stockholders, directors, employees, representatives, attorneys, agents, successors, divisions, companies, subsidiaries and affiliates (and past, present and future agents, directors, officers, stockholders, employees, representatives and attorneys of such divisions, companies, subsidiaries and affiliates), or any of them, of and from any and all suits, claims, demands, interest, costs (including attorneys' fees and costs actually incurred), expenses, actions and causes of action, rights, liabilities, obligations, promises, agreements, controversies, losses and debits, of any nature whatsoever, which the Employee or his/her heirs, successors, legal representatives or assigns now has, owns or holds, or at any time heretofore ever had, owned or held, or could have owned or held, whether known or unknown, suspected or unsuspected, from the beginning of the world to this date, including without limiting the generality of the foregoing, any rights or claims arising under Title VII of the Civil Rights Act of 1964, as amended; the Age Discrimination in Employment Act of 1967, as amended; the Equal Pay Act, as amended; the Fair Labor Standards Act, as amended; the Employment Retirement Income Security Act, as amended; the Americans with Disabilities Act, as amended; Massachusetts General Laws c. 151B, and any other statutory, common law or other claims of any nature whatsoever against the Employer or its subsidiaries or affiliates. The Employee further agrees never to institute against the Employer or its subsidiaries or affiliates any action or other proceeding in any court, administrative agency, or other tribunal of the United States or any State thereof, or before any arbitration agency, with respect to any claim or cause of action of any type arising or which may have existed at any time.

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

                  BRADLEES, INC.

                                  By:
                                    -----------------------
                                    Gregory Dieffenbach
                                    Senior Vice President,
                                    Human Resources

                                  BRADLEES STORES, INC.

                                  By:
                                    -----------------------
                                    Gregory Dieffenbach
                                    Senior Vice President,
                                    Human Resources

                                    -----------------------
                                    Employee


        Commonwealth of Massachusetts

Norfolk, ss

   Then personally appeared _____________________ before me on this ________ day of _______________ and acknowledged the foregoing
Severance Agreement to be (his/her) own free act and deed.

                              _________________________
                              Notary Public
                              My commission expires: