Form 10-Q
period 1999-05-01
BRADLEES INC
filed 1999-06-11
CIK 887356

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           Form 10-Q

                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended May 1, 1999

                                   Commission file Number 1-11134

                                          BRADLEES, INC.
                     (Exact name of registrant as specified in its charter)

                                                    MASSACHUSETTS
                 04-3156108                  (State or other jurisdiction
              (I.R.S. Employer              of incorporation or organization)
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

Number of shares of the
issuer's common stock outstanding as of June 4, 1999: 9,694,224 shares.

                                     Exhibit Index on Page 21
                                Page 1 of 22 (Excluding Exhibits)





                                          REPORT OF INDEPENDENT
                                           PUBLIC ACCOUNTANTS

To the Board of
Directors and Stockholders of Bradlees, Inc.:

We have reviewed
the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries (the "Company") as of May 1, 1999 and May 2, 1998, and the related condensed consolidated statements of operations and cash flows for the thirteen-week periods then ended. These financial statements are the responsibility of the Company's management.

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

On February 2, 1999, the Company emerged from bankruptcy. As discussed in Notes 1 and 2 to the condensed consolidated financial statements, effective January 30, 1999, the Company accounted for the reorganization and adopted "fresh-start reporting". As a result of the reorganization and adoption of fresh-start reporting, the condensed consolidated financial statements as of and for the thirteen-week period ended May 1, 1999 are not comparable to the condensed consolidated financial statements as of and for the thirteen-week period ended May 2, 1998.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                          /s/ARTHUR ANDERSEN LLP

New York, New York
May 20, 1999





                      BRADLEES, INC.
                    AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     (Dollars in thousands except per share amounts)

                                         13 Weeks Ended
                                         --------------
                                 May 1, 1999        May 2, 1998
                                -----------         -----------
                                 Registrant         Predecessor
                                 ----------         -----------
Total sales                       $ 324,842  :       $ 293,306
Leased department sales               9,567  :           9,435
                                  ---------  :         -------
Net sales                           315,275  :         283,871
Cost of goods sold                  227,113  :         204,201
                                  ---------  :       ---------
Gross margin                         88,162  :          79,670
Leased department and other                  :
operating income                      2,731  :           2,947
                                  ---------  :        --------
                                     90,893  :          82,617
Selling, store operating,                    :
administrative and                           :
distribution expenses               100,204  :          92,701
Depreciation and amortization exp.    7,288  :           8,574
Loss on disposition of properties         -  :             241
Interest and debt expense             6,882  :           3,625
Reorganization items                      -  :           2,129
                                  ---------  :        --------
Net loss                         $  (23,481) :       $ (24,653)
                                 ==========  :       =========
Comprehensive loss               $  (23,481) :       $ (24,653)
                                 ==========  :       =========
Net loss per share               $    (2.30) :       $  (2.18)
                                 ==========  :       =========
Weighted average shs. outstanding            :
(in thousands)-basic and diluted     10,226  :         11,311
                                 ==========          =========

See accompanying notes to condensed consolidated financial statements.



                  BRADLEES, INC.
                AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              (Dollars in thousands)

                     May 1, 1999     Jan. 30, 1999  May 2, 1998
ASSETS               -----------     -------------  -----------
                     Registrant       Registrant    Predecessor
                     -----------     -------------  -----------
Current assets:                                  :
Unrestricted cash                                :
and cash equivalents    $10,315         $9,485   :    $10,281
Restricted cash and                              :
cash equivalents             -              -    :     24,550
                        -------        -------   :    -------
Total cash and                                   :
cash equivalents         10,315          9,485   :     34,831
                        -------        -------   :    -------
Accounts receivable      11,002         13,015   :      9,494
Inventories             261,528        232,343   :    260,960
Prepaid expenses         10,435          8,967   :      8,868
Assets held for sale          -              -   :      4,000
                        -------        -------   :    -------
Total current assets    293,280        263,810   :    318,153
                        -------        -------   :    -------
Property, plant                                  :
and equipment, net:                              :
Property excluding                               :
capital leases, net      89,053         93,039   :    127,245
Property under capital                           :
leases, net              10,037         10,347   :     18,428
                        -------         ------   :    -------
Total property, plant                            :
and equipment, net       99,090        103,386   :    145,673
                        -------        -------   :    -------
Other assets:                                    :
Lease interests at                               :
fair value, net          74,728         75,833   :    140,550
Assets held for sale     14,000         14,000   :          -
Other, net                6,354          6,722   :      5,114
                        -------        -------   :   --------
Total other assets       95,082         96,555   :    145,664
                      ---------      ---------   :   --------
Total assets          $ 487,452      $ 463,751   :  $ 609,490
                      =========      =========   :  =========

                           (Continued)

                       BRADLEES, INC.
                     AND SUBSIDIARIES

      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (Dollars in thousands)

                       May 1, 1999  Jan. 30, 1999   May 2, 1998
                       -----------  -------------   -----------
LIABILITIES AND
STOCKHOLDERS'          Registrant    Registrant     Predecessor
EQUITY (DEFICIENCY)    -----------  -------------   -----------
                                                  :
Current liabilities:                              :
Accounts payable          $ 156,680     $ 119,302 :   $ 141,055
Accrued expenses             21,304        29,326 :      17,854
Self-insurance reserves       6,358         6,462 :       6,515
Short-term debt             132,427       114,449 :     116,125
Current portion of                                :
capital lease obligations                         :
and notes                     2,532         2,089 :       1,038
                          ---------     --------- :    --------
Total current liabilities   319,301       271,628 :     282,587
                          ---------     --------- :    --------
Long-term liabilities:                            :
Obligations under                                 :
capital leases               24,824        25,284 :      26,786
Convertible notes payable    28,995        28,995 :           -
Deferred income taxes             -             - :       8,581
Self-insurance reserves      12,908        13,120 :      13,228
Unfavorable lease liab.      44,742        44,581 :           -
Other long-term liabs.       25,045        25,143 :      27,980
                          ---------     --------- :    --------
Total long-term liabs.      136,514       137,123 :      76,575
                          ---------     --------- :    --------
Liabilities subject to                            :
settlement under                                  :
the reorganization case           -             - :     560,931
                                                  :
Stockholders' equity (deficiency):                :
Common stock (new) 10,225,711 shares              :
outstanding (10,225,711 at 1/30/99)               :
Par value                         102         102 :           -
Common stock (old) - 11,310,384                   :
shares outstanding at 5/2/98                      :
Par value                           -             :         115
Additional paid-in-capital     55,016      54,898 :     137,821
Accumulated deficit           (23,481)          - :    (447,735)
Treasury stock, at cost             -           - :        (804)
                           ----------    -------- :    --------
Total stockholders'                               :
equity (deficiency)            31,637      55,000 :    (310,603)
                           ----------    -------- :    --------
Total liabilities                                 :
and stockholders'                                 :
equity (deficiency)        $  487,452  $  463,751 :   $ 609,490
                           ==========  ========== :   =========

See accompanying notes to condensed consolidated financial statements.



                    BRADLEES, INC.
                  AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                (Dollars in thousands)

                                          13 Weeks Ended
                                         ---------------
                                    May 1, 1999   May 2, 1998
                                    -----------   -----------
Cash flows from operating
activities:                         Registrant    Predecessor
                                    -----------   -----------
Net loss                            $ (23,481) :   $  (24,653)
Adjustments to reconcile net                   :
loss to cash                                   :
used by operating activities:                  :
Depreciation and amortization exp.      7,288  :        8,574
Amortization of lease interests                :
and unfavorable lease liability, net    1,266  :            -
Amortization of deferred                       :
financing costs                           377  :          384
Reorganization items                        -  :        2,129
Changes in working capital                     :
and other, net                          4,634  :      (11,185)
                                    ---------  :     --------
Net cash used by                               :
operating activities before                    :
reorganization items                   (9,916) :      (24,751)
Reorganization items:               ---------  :     --------
Interest income received                    -  :          121
Chapter 11 professional fees paid      (2,858) :       (2,906)
Other reorganization exp. paid, net      (830) :       (2,062)
                                    ---------  :     --------
Net cash used by                               :
reorganization items                   (3,688) :       (4,847)
                                    ---------  :     --------
Net cash used by                               :
operating activities                  (13,604) :      (29,598)
Cash flows from investing                      :
activities:                                    :
Capital expenditures, net              (2,920) :       (1,644)
                                    ---------  :     ---------
Inc. in restricted cash and                    :
cash equivalents                            -  :       (7,790)
Net cash used in investing                     :
activities                             (2,920) :       (9,434)
                                    ---------  :     ---------
Cash flows from financing                      :
activities:                                    :
Payments of liabilities subject                :
to settlement                               -  :       (1,020)
Net borrowings under the                       :
revolver/DIP facility                  17,977  :       31,917
Proceeds from sales of properties           -  :        7,754
Principal payments on notes and                :
capital lease obligations                (623) :         (287)
                                    ---------  :     ---------
Net cash provided by financing                 :
activities                             17,354  :       38,364
                                    ---------  :     ---------
Net inc.(dec.) in unrestricted cash            :
and cash equivalents                      830  :         (668)
Unrestricted cash and                          :
cash equivalents:                              :
Beginning of period                     9,485  :       10,949
                                    ---------- :     ---------
End of period                       $  10,315  :    $  10,281
                                    ========== :    ==========
Supplemental disclosure of                     :
cash flow information:                         :
Cash paid for interest and                     :
certain debt fees                   $   2,618  :    $   3,403
Cash paid for income taxes          $     435  :    $       -

See accompanying notes to condensed consolidated financial statements.



                       BRADLEES, INC.
                     AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

   Bradlees, Inc. and subsidiaries (collectively "Bradlees" or the "Company") operate in the discount department store retail segment in the Northeast United States. The Company emerged from Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on February 2, 1999 (the "Effective Date"). The Company had filed petitions for relief under Chapter 11 on June 23, 1995 (the "Filing"). While in Chapter 11, the Company (the "Predecessor") operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The reorganized Company (the "Registrant") adopted fresh-start reporting and gave effect to its emergence as of its fiscal 1998 year-end (January 30, 1999).

   Under fresh-start reporting, the final
consolidated balance sheet as of January 30, 1999 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying condensed financial statements as of May 1, 1999 and for the interim period then ended, those statements are not comparable in certain material respects to the condensed consolidated financial statements as of May 2, 1998 and for the interim period then ended. Accordingly, a black line has been drawn between the Registrant's financial statements and the Predecessor's financial statements.

   With respect to the unaudited
condensed consolidated financial statements for the 13 weeks (first quarter) ended May 1, 1999 and May 2, 1998, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation. Basic and diluted shares outstanding and loss per share were the same for the first quarter ended May 1, 1999, because the inclusion of common stock equivalents (warrants and stock options) would have reduced the reported loss per share. The presented shares outstanding presume full issuance of new Bradlees Common Stock in accordance with the Company's plan of reorganization (the "Plan") confirmed by the Bankruptcy Court on January 27, 1999.

These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended January 30, 1999 ("1998"). Due to the seasonal nature of the Company's business, operating results for the first quarter are not necessarily indicative of results that may be expected for the fiscal year ending January 29, 2000 ("1999"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

2.  REORGANIZATION CASE AND FRESH-START REPORTING

   The Plan contained distributable value to creditors of approximately $162 million (as of the Effective Date) which consisted of approximately $15 million of administrative claim payments (including $4.5 million of professional fees paid subsequent to the Effective Date and accrued at January 30,
1999); $14 million of cash distributions to the pre-Chapter 11 bank group and the unsecured creditors; a $40 million note primarily payable to the pre-Chapter 11 bank group, which was paid down on the Effective Date by approximately $11 million from the proceeds of the modification of the lease terms of the Union Square, NY store; certain notes totaling $6.2 million; other distributions totaling $1.4 million; 10.2 million shares of new Bradlees Common Stock with an estimated value as of the Effective Date of $85 million; and warrants allowing for the purchase of one million shares of Common Stock, exercisable at $7.00 per share and expiring February 2, 2004.

   The Plan was consummated on February 2, 1999 and
Bradlees emerged from Chapter 11. Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start reporting and reflected the consummation distributions in the consolidated balance sheet as of January 30, 1999 to give effect to the reorganization as of year-end. Under fresh-start reporting, the reorganization value of the Company was allocated to the emerging Company's net assets on the basis of the purchase method of accounting.

   Subsequent to the filing of the Company's Disclosure Statement and occurrence of the Effective Date, a number of events occurred which impacted the determination of equity value under fresh-start reporting, including but not limited to, the initial trading prices of the new stock, information regarding the Company's fourth quarter performance and final fiscal 1999 financial plan, a settlement with a landlord regarding the disposition of the Union Square, NY leasehold interest and the liquidation of Caldor, a major competitor of the Company. The Company employed a similar valuation method under fresh-start reporting to determine its equity value to that utilized by its independent financial advisor in the Disclosure Statement and arrived at an estimated equity value of $55 million.

   During the Chapter 11 case, the Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group. Contractual interest expense not recorded on certain pre-petition debt totaled approximately $7.7 million for the first quarter of 1998.

3.  RESTRICTED CASH AND CASH EQUIVALENTS

   Restricted cash and cash equivalents at May 2, 1998 represented certain funds received by the Company during the Chapter 11 case that were required to be restricted. These funds were utilized on the Effective Date for the consummation payments.

4.  DEBT

   Financing Facility: Prior to the Effective Date, the Company had a $250 million financing facility (the "Financing Facility") (of which $125 million was available for issuance of letters of credit) with BankBoston Retail Finance, Inc. ("BBNA") as agent, under which the Company was allowed to borrow for general corporate purposes, working capital and inventory purchases.
The Financing Facility consisted of (a) an up to eighteen-month debtor-in-possession revolving credit facility in the maximum principal amount of $250 million (the "DIP Facility") and, subject to meeting certain conditions, (b) an up to three-year post-emergence credit facility in the maximum principal amount of $250 million (as modified, the "Revolver" - see below). The outstanding amount under the DIP Facility was repaid on the Effective Date with proceeds from the Revolver. The Revolver expires on December 23, 2001.

   Trade and standby letters of credit outstanding under the Revolver were $9.5 and $20.0 million, respectively, as of May 1, 1999. The DIP Facility had replaced a $200 million Debtor-in-Possession Revolving Credit and Guaranty Agreement with The Chase Manhattan Bank, as agent. Trade and standby letters of credit outstanding under the DIP facilities were $9.8 and $19.8 million, respectively, as of May 2, 1998.

   Revolver: The Revolver consists of a $250 million senior secured revolving line of credit (of which $125 million is available for issuance of letters of credit) and a $20 million junior secured "last in-last out" facility. The Company expects to use the Revolver primarily for working capital and general business needs.

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

   The Revolver is secured by substantially all of the non-real estate assets of the Company. The Revolver contains financial covenants including (i) minimum rolling twelve-month EBITDA at the end of each quarter, (ii) minimum monthly accounts payable to inventory; (iii) maximum annual capital expenditures; and (iv) minimum operating cash flow to interest expense (for the fiscal quarters ending on or about January 31, 2001, and thereafter). The Company is in compliance with the Revolver covenants.

   9% Convertible Notes:
The 9% Convertible Notes (the "Notes") were issued by Bradlees Stores, Inc. (Note 9). Each Note will mature on February 3, 2004 and bears interest at the rate of 9% per annum from the date of issuance, payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 1999. The aggregate principal amount of the Notes outstanding as of May 1, 1999 was $28,995,000 (which reflects the $11.0 million aggregate principal amount that was pre-paid on the Effective Date). The indebtedness represented by the Notes ranks equally with the Company's other non-subordinated indebtedness.

   The outstanding Notes are expected to be paid down, along with any accrued and unpaid interest on the prepaid Notes, with the estimated net proceeds of $17.2 million to be received upon the planned sale and leaseback of the leasehold interest in the Company's Yonkers, NY store (Note 10). The Company has the right to redeem the Notes at any time, in whole or in part, by paying the holder the unpaid principal plus accrued and unpaid interest (see also Note 10).

   The Notes are secured by (i) a first priority lien on the leasehold interest in the Yonkers, New York store and the net proceeds received upon its lease disposition, (ii) first priority liens on leasehold interests in three other named stores (the "Additional Collateral"), as well as any net proceeds received upon any dispositions(s), and (iii) a first priority pledge of all of the outstanding capital stock of New Horizons of Yonkers, Inc. (Note 9).

   The lien on the Additional Collateral
secures indebtedness under the Notes equal to the sum of $6.5 million plus an amount from time to time equal to the amount of interest that would accrue on $6.5 million of principal amount of outstanding Notes from February 2, 1999 to the date of calculation of the extent of such lien (see also Note 10).

   The Notes are convertible any
time after the first anniversary of the Effective Date into shares of the Company's Common Stock. The conversion price will initially be the unweighted average closing price of the Common Stock during the twenty business days preceding the first anniversary of the Effective Date.

5.  INCOME TAXES

   The Company
provides for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". On an interim basis, the Company provides for income taxes using the estimated annual effective rate method. The Company did not recognize a quarterly or annual income tax expense or benefit in 1998 and also does not expect to recognize a quarterly or annual income tax expense or benefit in 1999.

6.  REORGANIZATION ITEMS

   The Company incurred $2.1 million of expenses, primarily for professional fees, during the first quarter of 1998, directly associated with the Chapter 11 reorganization proceedings.

   As of May 1, 1999, the Company had remaining reserves totaling approximately $5.8 million for costs associated with the prior closing and planned closing of stores and other restructuring activities. A portion of these reserves ($1.1 million) was established at the end of 1998 for the planned closing of the Yonkers, NY store which is now expected to remain in operation (Note 10). As a result, that portion of the reserves is expected to reduce the carrying value of the property prior to the calculation of any deferred gain resulting from the sale/leaseback. Approximately $0.8 million of restructuring costs were paid in the first quarter of 1999. The majority of the remaining reserved costs are expected to be paid within a year.

7.  ASSETS HELD FOR SALE

   Assets held for sale at May 1, 1999 represented the estimated net realizable value (assigned under fresh-start reporting) of the Company's Yonkers, NY store lease. As discussed in Note 10, the Company received Bankruptcy Court approval to enter into a sale/leaseback agreement for the Yonkers store lease subsequent to the end of the first quarter. Assets held for sale as of May 2, 1998, consisted of two properties, one of which was sold in the second quarter of 1998 for approximately $4.5 million and the net proceeds of the sale were utilized to pay down the related pre-petition borrowings. The other property held for sale was later transferred to the pre-petition financing group.

8.  POST-RETIREMENT AND
    STOCK OPTION PLANS

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

   Effective January 1, 1998, changes were made to the post-retirement plan that included the elimination of future benefits for active employees who do not become eligible by January 1, 2000, and a phase-out of the Company contributions over two years (at 50% per year beginning January 1, 1999) towards the cost of providing medical benefits to eligible retirees. Under SFAS No. 106, a $1.4 million amortization credit was recorded in the first quarter of 1998 to reflect these changes to the post-retirement plan. As a consequence of the adoption of fresh-start reporting at January 30, 1999 (Note
2), no amortization credit was recorded in the first quarter of 1999.

   Pursuant to the Plan, the Company agreed to grant options to purchase 750,000 shares of new Bradlees Common Stock to the Company's senior management. Those options were granted under the Bradlees, Inc. 1999 Stock Option Plan (the "Stock Plan") which allows for the granting of one million options, when their exercise price was determined in April, 1999 and will vest in one-third increments beginning on the date of grant and each of the two anniversaries following the date of grant.
These options are exercisable for a period of five years from the date of grant. Compensation expense related to these options began to be recorded over the vesting period in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock issued to Employees" (intrinsic value method). On April 28, 1999, additional options were granted to other members of management to purchase 127,500 shares of new Bradlees Common Stock at a price equal to the market price of the Common Stock on that date.

9.  SUMMARIZED FINANCIAL INFORMATION FOR
    BRADLEES STORES, INC. AND NEW HORIZONS OF YONKERS, INC.

   Under the Plan, Bradlees, Inc. issued
the securities and Bradlees Stores, Inc. issued the Notes (Note
4). Bradlees, Inc. operates its stores through Bradlees Stores, Inc., a direct wholly-owned subsidiary. Bradlees, Inc. is guaranteeing the Notes issued by Bradlees Stores, Inc. Substantially all of the assets of the Company, on a consolidated basis, are held by Bradlees Stores, Inc. The following summarized financial information of Bradlees Stores, Inc. is presented in accordance with SEC Staff Accounting Bulletin 53 and Regulation S-X Rule 1-02 (bb):

                                               (000's)
                                     May 1, 1999     May 2, 1998
                                     -----------     -----------
Current Assets                          $293,280  |    $311,588
Due from New Horizons of Yonkers, Inc.    14,000  |           -
Noncurrent Assets                        194,172  |     291,295
Current Liabilities                      319,301  |     282,587
Payable to Bradlees, Inc.                 54,930  |     189,943
Noncurrent Liabilities                   136,514  |      76,575
Liabilities Subject to Settlement Under           |
   the Reorganization Case               $     -  |    $340,400

                                              (000's)
                                -------------------------------
                                13 Weeks ended   13 Weeks ended
                                  May 1, 1999      May 2, 1998
                                ---------------  --------------
Net Sales                            $315,275   |   $283,871
Gross Margin                           88,162   |     79,670
Loss from Continuing Operations       (23,293)  |    (24,603)
Net Loss                             $(23,293)  |   $(24,603)

   New Horizons of Yonkers, Inc. ("New Horizons"), a subsidiary of Bradlees Stores, Inc., is the lessee of Bradlees' Yonkers, New York store lease, which it subleases to Bradlees Stores, Inc. New Horizons' financial activity was limited to rent expense under the lease and rental income from the sublease during the periods presented. New Horizons, which remained in Chapter 11 to facilitate the planned disposition of its leasehold interest, is also fully and unconditionally guaranteeing the Notes issued by Bradlees Stores, Inc. The following summarized financial information of New Horizons is presented in accordance with SEC Staff Accounting Bulletin 53 and Regulation S-X Rule 1-02 (bb):

                                             (000's)
                                   ---------------------------
                                   May  1, 1999   May  2, 1998
                                   -------------  ------------
Asset Held for Sale                    $14,000  |     $     -
Due to Bradlees Stores, Inc.            13,999  |           1
Stockholders' Equity                   $     1  |     $     1


                                             (000's)
                                ---------------------------------
                                13 Weeks ended     13 Weeks ended
                                  May 1, 1999        May 2, 1998
                                  -----------        -----------
Rental Income                           $147    |          $147
Rent Expense                            $147    |          $147

10.  SUBSEQUENT EVENTS

   On May 20, 1999, the Bankruptcy Court
approved a binding letter of intent between New Horizons and AFC Realty Capital, Inc. ("AFC") for a sale and leaseback of the Yonkers, NY store lease. Under this agreement, expected to be consummated by the end of July, 1999 following completion of AFC's financing arrangements, New Horizons will sell its lease interest in that store for $17.5 million and lease back the store in exchange for annual incremental payments of $2.6 million over the remainder of the lease term, including option periods, which totals 35 years. The store will continue in business as a Bradlees store and the expected net proceeds of $17.2 million after certain estimated fees and expenses will be used to pay down the Notes (Note 4).

   Also on May 20, 1999,
the Company entered into an agreement with the holders of $20.7 million, or approximately 71%, of the $29.0 million of outstanding Notes (the "Discount Option Noteholders"). Under the agreement, which is subject to definitive documentation, the Company can repurchase the outstanding Notes expected to be held by the Discount Option Noteholders after the paydown from the Yonkers sale/leaseback proceeds (the "Discount Option Notes"). The purchase price is equal to 86% of the outstanding principal amount, plus accrued interest, exercisable for a one-month time period from December 1, 1999 through December 31, 1999 (the "Discount Option"). The Company can repurchase the Discount Option Notes each month thereafter, but the discount will decrease by 1% per month such that the discount will be fully eliminated by January 31, 2001. In consideration of the Discount Option, the Company has agreed to pay the Discount Option Noteholders a premium on the closing date of the grant of the option equal to 0.5% of the outstanding principal amount of the Discount Option Notes, grant the Discount Option Noteholders second priority leasehold mortgages on the Additional Collateral (Note 4),and subject to substitution in certain circumstances and provide a put option exercisable on or after February 3, 2003 to sell the Discount Option Notes to the Company at a price equal to the then outstanding principal amount, if any, of the Discount Option Notes, plus accrued interest. In accordance with applicable SEC rules, the Company intends to offer to enter into similar agreements with all of the other Noteholders and complete the offer by the end of July, 1999.

   Both the sale/leaseback transaction and the transaction with the Discount Option Noteholders described above require the consent of the lenders under the Revolver (Note 4). Based on discussions to date with such lenders, the Company believes it will receive such consent.

   On May 26, 1999, after appropriate landlord review and approval, the Bankruptcy Court in Caldor Corporation's Chapter 11 case approved the Company's purchase of two former Caldor store leases, one in Philadelphia, PA and one in Hamilton, NJ, for a total cost of $1.25 million. The Company expects to open the two stores in early October.



                  BRADLEES, INC.
                AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations
-----------------------
Results of operations expressed in millions and as a percentage of net sales were as follows for the 13 weeks ended May 1, 1999
("First Quarter 1999") and May 2, 1998 ("First Quarter 1998"):

                                    13 Weeks Ended
                            ---------------------------------
                              May 1, 1999     May 2, 1998
                              -----------     -----------
                              Registrant      Predecessor
                              ----------      -----------
(Dollars in millions except
per share amounts)
Total sales                 $   324.8       : $   293.3
Leased department sales           9.5       :       9.4
                               ------       :    ------
Net sales                       315.3 100.0%:     283.9 100.0 %
Cost of goods sold              227.1  72.0 :     204.2  71.9
                               ------ ----- :    ------ ------
Gross margin                     88.2  28.0 :      79.7  28.1
Leased department and other                 :
operating income                  2.7   0.9 :       2.9   1.0
                                ----- ----- :    ------ ------
                                 90.9  28.9 :      82.6  29.1
Selling, store operating,                   :
administrative and                          :
distribution expenses           100.2  31.8 :      92.7  32.7
Depreciation and                            :
amortization expense              7.3   2.3 :       8.6   3.0
Loss on disposition of property     -     - :       0.3   0.1
Interest and debt expense         6.9   2.2 :       3.6   1.3
Reorganization items                -     - :       2.1   0.7
                                -----  -----:     ----- -----
Net loss                       ($23.5) (7.4):    ($24.7) (8.7)%
                               ====== ======:    ======= =====
                                            :
Net loss per share            $ (2.30)      :   $ (2.18)
                               =======      :    =======

Total sales increase (decrease):
All stores                        10.7 %            6.0 %
Comparable stores                 12.6             10.0 %

Number of stores in operation
at end of period                   102              103


   The following discussions, as well as other portions of this document, include certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially. For example, the Company's statements regarding expected 1999 levels of borrowings, amounts available to borrow and capital expenditures are dependent on the Company's future operating performance and ability to meet its financial obligations, which is further dependent upon, among other things, continued acceptance of the Company's merchandising and marketing initiatives, competitive conditions, changes in consumer spending and consumer spending habits, continued vendor support, weather and economic conditions, availability and cost of sufficient labor, and changes in import duties, tariffs and quotas.

   Since fresh-start reporting (Note 2) has been reflected in the accompanying condensed financial statements as of May 1, 1999 and for First Quarter 1999, those statements are not comparable in certain material respects to the condensed consolidated financial statements as of May 2, 1998 and for First Quarter 1998. Accordingly, a black line has been drawn between the Registrant's financial statements and the Predecessor's financial statements. Management has attempted to indicate, where feasible, the major effects on comparability from fresh-start reporting in the following discussion and analysis of financial condition and results of operations for First Quarter 1999.

FIRST QUARTER 1999 COMPARED
TO FIRST QUARTER 1998

   Total sales for First
Quarter 1999 increased $31.5 million or 10.7% from First Quarter 1998 due to an increase of 12.6% in comparable store sales (including leased shoe department sales), partially offset by the impact from closing six stores in February, 1998 and one store in March, 1999. Management believes that the increase in comparable store sales was due primarily to continued favorable customer response to the Company's merchandising and marketing initiatives and the first-quarter liquidation of one of the Company's major competitors (Caldor Corp.). Over the last two years, the Company has lowered opening price points, developed more item-intensive and price-point oriented circular ad offerings, reintroduced certain convenience and commodity products, and implemented and expanded two successful programs:
"Certified Value" (highlights highly recognizable items at competitive everyday prices) and "WOW" (integrates targeted and mostly unadvertised opportunistic purchases). There were strong sales of both hardlines and softlines in First Quarter 1999,
with hardlines experiencing the larger increase.   Comparable
store sales also increased 12.6% during the fiscal month of May, 1999.

   Gross margin increased $8.5
million due to the higher comparable store sales, partially offset by the impact from the closing of the seven stores since the beginning of 1998. The gross margin rate of 28.0% remained
virtually the same as in the prior year period (28.1%).   Leased
department and other operating income had a slight decrease of $0.2 million or 0.1% as a percentage of net sales in First Quarter 1999 compared to First Quarter 1998.

   Selling, store operating,
administrative and distribution ("SG&A") expenses increased $7.5 million but dropped 0.9% as a percentage of net sales (due to the improved sales performance) in First Quarter 1999 from First Quarter 1998. The higher SG&A expenses were primarily due to certain incremental expenses, such as store payroll and other store expenses, logistics expenses and advertising costs, incurred to handle the higher sales volume and attract former Caldor customers and a $1.4 million decrease in benefits expense in First Quarter 1998 that resulted from a reduction in retiree medical benefits (Note 8). These factors were partially offset by the beneficial impact on SG&A expenses from the store closings.

   Depreciation and amortization expense declined $1.3 million or 0.7% as a percentage of net sales in First Quarter 1999 from First Quarter 1998 due primarily to the impact of fresh-start reporting.

   The Company recognized a $0.3 million loss in First Quarter
1998 associated with the sale of undeveloped property in Westbury, NY that had been held for sale. The net proceeds from this sale of $7.6 million were placed into restricted cash and cash equivalents at that time.

   Interest and debt expense increased $3.3 million or 0.9% as a percentage of net sales in First Quarter 1999 from First Quarter 1998. This increase was due primarily to $2.3 million of noncash interest expense resulting from the amortization of the discount associated with the unfavorable lease liability recorded under fresh-start reporting and accrued interest of $0.8 million on the new notes issued under the plan of reorganization. Interest costs in First Quarter 1999 were slightly impacted by higher seasonal borrowings compared to the prior-year period (see Liquidity and Capital Resources).

   The charges in reorganization items of
$2.1 million in First Quarter 1998 were directly associated with the Chapter 11 proceedings and are discussed in Note 6.

   The Company did not record an income tax provision in First Quarter 1999 due to the current expectation of no income tax expense or benefit in 1999. There was also no income tax expense or benefit recorded in First Quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had outstanding borrowings of $132.4 million at May 1, 1999, exclusive of the issuance of letters of credit, under the Company's $270 million Revolver (Note 4) compared to outstanding borrowings of $116.1 million at May 2, 1998, exclusive of the issuance of letters of credit, under the DIP Facility (Note 4). The increase in borrowings since the end of First Quarter 1998 related primarily to reorganization expenses paid since that period. Peak and average revolver borrowings were $136.1 and $121.8 million, respectively, in First Quarter 1999 compared to $122.5 and $99.5 million, respectively, in First Quarter 1998, however the associated weighted average interest rate in First Quarter 1999 (7.31%) was down from the prior-year period (7.99%).

   The Company currently
expects its borrowings, exclusive of the issuance of letters of credit, for the full year of 1999 to peak at approximately $180 million in October and/or November, 1999 and average approximately $140 million. The amount available to borrow in 1999 is currently expected to peak at approximately $270 million in October and/or November, 1999 and average approximately $230 million.

   Other than payments made to certain pre-petition creditors approved by the Bankruptcy Court (Note 2), payments on indebtedness, exclusive of certain capital lease obligations, incurred prior to the Filing were not made until after consummation of the Company's plan of reorganization. Virtually all pre-petition indebtedness of Bradlees was subject to settlement under the reorganization case.

   In First Quarter 1999, cash used
by operations before reorganization items was $9.9 million, compared to $24.8 million of cash used by operations before reorganization items in First Quarter 1998. This improvement in first-quarter cash usage was due primarily to the improvement in operating results and improved vendor terms.

   Net cash used by reorganization items
in First Quarter 1999 of $3.7 million was comprised of professional fee payments of $2.9 million and store closing and severance costs of $0.8 million.

   Inventories at May 1, 1999
increased only $0.6 million from May 2, 1998, despite the higher sales volume, and increased $29.2 million from January 30, 1999 due primarily to a normal seasonal build-up.

   Accounts payable at May
1, 1999, increased $15.6 million from May 2, 1998 due to improved vendor terms and increased $37.4 million from January
30, 1999 due to the associated normal seasonal build-up of inventories and improved vendor terms.

   Accrued expenses
at May 1, 1999 were $8.0 million lower than at January 30, 1999 due to payments made against reserves established prior to 1999 for the 1998 performance bonuses, Chapter 11 professional fees, and employee severance and termination benefits and store closing costs. Accrued expenses were $3.4 million higher than at May 2, 1998 due primarily to the reserves established at the end of 1998 for anticipated store closing costs.

   The Company incurred
capital expenditures of $2.9 million in First Quarter 1999 (compared to $1.6 million in First Quarter 1998), primarily for a warehouse management system that will begin being implemented in 1999 and various store improvements. For all of 1999, the Company expects total capital expenditures to be approximately $20 million, primarily for the warehouse management system and other management information systems, two new stores (Note 10) and various store improvements. The Company currently expects to finance these expenditures through internally-generated funds.

   The Company
believes that the availability under its Revolver, together with its available cash and expected cash flows from 1999 operations and beyond, will enable it to fund its expected needs for working capital, capital expenditures and debt service requirements. The Company expects to utilize internally generated funds or funds available under its Revolver if it decides to exercise the option to prepay the Notes (Note 10). The Company's ability to meet its financial obligations, make planned capital expenditures and implement its strategic initiatives will depend on the Company's future operating performance, which will be subject to financial, competitive, economic and other factors affecting the industry and operations of the Company, including factors beyond its control. Further improvements in operating profitability and achievement of expected cash flows from operations is critical to providing adequate liquidity and is dependent upon the Company's attainment of comparable store sales increases, along with gross margin and expense levels that are reasonably consistent with its financial plans.

YEAR 2000 READINESS DISCLOSURE

   The Year 2000 project is proceeding as planned and the cost of remediation is currently estimated to total approximately $4 million, $3.3 million of which has been incurred to-date including $0.9 million in the first quarter of 1999 that was included in SG&A expenses. The Company expects that the Year 2000 project will be substantially completed by the end of the second quarter of 1999.

   In 1998, to address compliance of its
information technology systems, the Company contracted with a major outside consulting firm to provide the resources required to identify Year 2000 issues and remediate the Company's systems as necessary. In some cases, non-compliant software has been replaced through upgrades provided by manufacturers of the respective software or by installation of compliant replacement systems. The Company has also addressed embedded systems and computer-controlled devices in its stores, distribution centers and central office and is taking the necessary steps to ensure Year 2000 compliance. As of April, 1999, the Year 2000 project was approximately 90% complete, excluding the third-party compliance evaluation and contingency plans discussed below.

   The Company believes the critical
systems it operates will be Year 2000 compliant by the end of the second quarter of 1999, and believes it is not likely to encounter significant operational problems. However, there is no guarantee that a Year 2000 related failure will not arise. This is due to the uncertainty surrounding potential third-party related Year 2000 problems, as well as the potential failure of the Company to discover all of its own susceptible internal systems. The risk to the Company resulting from the failure of third-party or internal systems is similar to other retailers
and, for the most part, to other businesses.   The Company is
taking steps to minimize this risk by surveying its suppliers and business partners to assess their Year 2000 readiness, which will be determined by the end of June 1999.

   A reasonable worst case
scenario could involve the failure of the Company's systems or its supplier and business partner systems which would cause a material disruption to the Company's operations. For example, this could result in an interruption of certain normal business activities and operations such as a temporary inability to process sales transactions or transmit data either internally or to suppliers and business partners. If the worst case scenario should occur for any significant duration, it could have a material adverse impact on the Company's business, results of operations, liquidity and financial position. However, at this time the Company is unable to determine completely the financial consequences of such potential Year 2000 failures.

   While the Company expects its efforts
will provide reasonable assurance that material disruptions will not occur, the potential for disruptions cannot be fully identified. The Company is therefore developing contingency plans based on the successful completion of the Year 2000 project, results of testing of internal systems, embedded systems and other computer-controlled devices, and assessment of third-party compliance. The contingency plans will provide for alternative courses of action to mitigate material individual system or process failures due to Year 2000 issues, and are expected to be in place by the end of August 1999. At this time, the Company cannot estimate the additional cost, if any, that might be incurred from the implementation of such contingency plans.

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



BRADLEES, INC.
AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 6. - Exhibits
and Reports on Form 8-K

(a) Index to
    Exhibits

Exhibit No.       Exhibit                             Page No.

   10       Amendment to Amended and Restated            23
            Employment Agreement dated as of
            May 3, 1999, between Bradlees, Inc.,
            Bradlees Stores, Inc. and Peter Thorner.

   15       Letter re:  unaudited interim financial      26
            information.

(b) Reports on
    Form 8-K

The following
report on Form 8-K was filed during the quarterly period ended May 1, 1999:

Date of Report  Date of Filing   Item Number    Description

April 1, 1999   April 1, 1999         5         Disclosure of
                                                fourth quarter 1998
                                                results compared to
                                                plan and 1999
                                                summary financial
                                                plan.



        BRADLEES, INC.
      AND SUBSIDIARIES

          SIGNATURES

Pursuant to the
requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          BRADLEES, INC.

Date:  June 10, 1999          By  /s/ PETER THORNER
                              Peter Thorner
                              Chairman and Chief Executive
                              Officer

Date:  June 10, 1999          By  /s/ CORNELIUS F. MOSES III
                              Cornelius F. Moses III
                              Senior Vice President, Chief
                              Financial Officer




                                          Exhibit 10

                AMENDMENT TO AMENDED AND RESTATED
                    EMPLOYMENT AGREEMENT

    THIS AMENDMENT TO AMENDED AND RESTATED EMPLOYMENT AGREEMENT, dated as of this 3rd day of May, 1999, is made by, between and among Bradlees, Inc., a Massachusetts corporation, Bradlees Stores, Inc., a Massachusetts Corporation (either of which are herein called the "Company" and both of which are called the "Companies"), and Peter Thorner (the "Executive").

   WHEREAS, the Companies have entered into an employment agreement with the Executive dated October 26, 1995, as amended November 7th, 1997, and as further supplemented (to reflect compensation adjustments) April 15, 1998 (the "Amended and Restated Employment Agreement"); and

   WHEREAS, the Amended and Restated Employment Agreement was entered into when the Companies were operated under the protection of Chapter 11 of the United States Bankruptcy Code;
and

   WHEREAS, on February 2, 1999 the Companies substantially consummated a Plan of Reorganization for the Companies (as defined in the Amended and Restated Employment Agreement, the "Consummation Date"); and

   WHEREAS, as of the Consummation Date, that certain benefit program identified as the "Enterprise Appreciation Plan" was discontinued, and certain other benefit and/or compensation programs initiated; and

   WHEREAS, the Companies and the Executive are desirous of further amending the Amended and Restated Employment Agreement to accurately reflect the Companies' benefit programs from and after the Consummation Date, and to make current certain other provisions of the Amended and Restated Employment Agreement; and

   WHEREAS, the Executive's Compensation has been reviewed and modified by the Compensation Committee and the Board of Directors of the Company, and the parties are desirous of amending relevant provisions of the Amended and Restated
Employment Agreement to reflect such modified compensation.

   NOW THEREFORE, the Companies and the
Executive agree as follows:

    1.  In recognition of the discontinuance
of the Enterprise Appreciation Plan, all provisions of the Amended and Restated Employment Agreement related to the Enterprise Appreciation Plan are hereby rendered void, including, without limitation, definitional
Sections 2.04, 2.20, 2.23, 2.28, 2.31, 2.34, 2.35,
2.41,2.46, 2.52, and Article X, entitled "Equity
Incentive", including Sections 10.1 through 10.10. The
Companies hereby ratifies, affirms and agrees that the Executive was due to be paid, and was paid, the minimum sum of $1,000,000 pursuant to Section 10.7, and the Executive hereby confirms final receipt of such sum.

    2. As provided for in Section 6.1 of the Amended and Restated Employment Agreement, entitled "Incentive,
Savings and Retirement Plans", the Executive shall be entitled to participate in the Company's recently established "Emergence Bonus Plan" as reflected by Attachment "A" which is hereby incorporated herein, and the "Incentive Stock Award Plan" as reflected by Attachment "B" which is hereby incorporated herein.

    3. Article III, Section 2.29 shall now be worded as follows:
    "2.29 "Highest Average Annual Compensation" means the average of the Executive's highest consecutive three years of salary and bonus; provided, however, that in no event will Executive's Highest Average Annual Compensation be less than $1,433,750 ($925,000 salary and bonus at target); and provided, further, that if the Executive is terminated Without Cause or the Executive terminates his employment for Good Reason and the Executive receives Severance Payments, Executive will be treated as earning salary and bonus in the amount used to calculate the Severance Payments for each respective year for which the Severance Payments are calculated"."

    4. Article V, Section 5.1 is changed effective as of February 1, 1999, by the deletion of the dollar value
    "$850,000" in line 3, and the insertion of the dollar value "$925,000" in lieu thereof.

    5. Section 2.30 is hereby modified by the deletion of the words "8 Messex Lane, Weston, Connecticut", and the insertion of "3 Meadow Brook Lane, Westport, Connecticut
    06880", in lieu thereof.

 IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

Attest:                          BRADLEES,  INC.
/s/DAVID L. SCHMITT              By: /s/CORNELIUS  F. MOSES, III
Its: Senior Vice President,      Senior Vice President,
General Counsel, Secretary        Chief Financial Officer
and Clerk

Attest:                          BRADLEES STORES, INC.
/s/DAVID L. SCHMITT              By: /s/CORNELIUS  F. MOSES, III
Its: Senior Vice President,      Senior Vice President,
General Counsel, Secretary       Chief Financial Officer
and Clerk

Attest:                          EXECUTIVE
/s/DAVID L. SCHMITT              /s/  PETER THORNER
Its: Senior Vice President,      Peter Thorner
General Counsel, Secretary
and Clerk



                                                  Exhibit 15

June 10, 1999
Bradlees, Inc
One Bradlees Circle
Braintree, Massachusetts  02184

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Bradlees, Inc., and subsidiaries, for the 13-week periods ended May 1, 1999 and May 2, 1998 as indicated in our report dated May 20, 1999, which included an explanatory paragraph relating to the Company's emergence from bankruptcy on February 2, 1999, and adoption of "fresh-start reporting." Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended May 1, 1999, is incorporated by reference in Registration
Statement No.333-77555.

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