Form 10-Q
period 1999-07-31
BRADLEES INC
filed 1999-09-14
CIK 887356

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         Form 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1999

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

Number of shares of the issuer's common stock outstanding as of September 7, 1999: 9,462,068 shares.

            Exhibit Index on Page 24
        Page 1 of 25 (Excluding Exhibits)



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bradlees, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries (the "Company") as of July 31, 1999 and August 1, 1998, and the related condensed consolidated statements of operations and cash flows, for the thirteen and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

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

On February 2, 1999, the Company
emerged from bankruptcy. As discussed in Notes 1 and 2 to the condensed consolidated financial statements, effective January 30, 1999, the Company accounted for the reorganization and adopted "fresh-start reporting". As a result of the reorganization and adoption of fresh-start reporting, the condensed consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 31, 1999 are not comparable to the condensed consolidated financial statements as of and for the thirteen and twenty-six week periods ended August 1, 1998.

Based on our reviews, we are not aware
of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                                                 /s/ARTHUR
                                                 ANDERSEN LLP

New York, New York
August 17, 1999


                                           BRADLEES, INC.
                                        AND SUBSIDIARIES
                                 PART I FINANCIAL INFORMATION
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED)(Amounts in thousands except per share amounts)
                                                       13 Weeks Ended
                                                       --------------
                                              July 31, 1999     Aug. 1, 1998
                                              ------------      -----------
                                               Registrant    :  Predecessor
                                               ------------  :  -----------
                                                             :
Total sales                                     $381,932     :   $322,791
Leased department sales                           14,235     :     12,410
                                                --------     :   --------
Net sales                                        367,697     :    310,381
Cost of goods sold                               249,185     :    213,788
                                                --------     :   --------
Gross margin                                     118,512     :     96,593
Leased department and other                                  :
  operating income                                 3,913     :      3,155
                                                --------     :   --------
                                                 122,425     :     99,748
Selling, store operating, administrative                     :
  and distribution expenses                      105,618     :     92,448
Depreciation and amortization expense              7,240     :      7,993
Interest and debt expense                          7,121     :      3,964
Reorganization items                                (778)    :     (1,935)
                                                --------     :   --------
                                                             :
Net income (loss)                                 $3,224     :    ($2,722)
                                                ========     :   ========
                                                             :
Comprehensive income (loss)                       $3,224     :    ($2,722)
                                                ========     :   ========
                                                             :
Basic net income (loss) per share                  $0.31     :     ($0.24)
                                                ========     :   ========
                                                             :
Weighted average shares                           10,242     :     11,310
                                                ========     :   ========
                                                             :
Diluted net income (loss) per share                $0.29     :     ($0.24)
                                                ========     :   ========
Weighted average common                                      :
and common equivalent shares                      11,025     :     11,310
                                                ========     :   ========

See accompanying notes to condensed consolidated financial statements.

                             BRADLEES, INC.
                           AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (Amounts in thousands except per share amounts)
                                           26 Weeks Ended
                                           --------------
                                July 31, 1999     Aug. 1, 1998
                                -------------  :  ------------
                                 Registrant    :   Predecessor
                                -------------  :  ------------
                                               :
Total sales                        $706,774    :    $616,097
Leased department sales              23,802    :      21,845                                  :
                                   --------    :    --------
Net sales                           682,972    :     594,252
Cost of goods sold                  476,298    :     417,989
                                   --------    :    --------
Gross margin                        206,674    :     176,263
Leased department and other                    :
  operating income                    6,644    :       6,102
                                   --------    :    --------
                                    213,318    :     182,365
                                               :
Selling, store operating,                      :
 administrative and distribution               :
 expenses                           205,822    :     185,149
Depreciation and                               :
 amortization expense                14,528    :      16,568
Loss on disposition of                         :
 properties                                -   :         241
Reorganization items                    (778)  :         194
                                    --------   :    --------
                                               :
Net loss                            $(20,257)  :    $(27,376)
                                    ========   :    ========
                                               :
Comprehensive loss                  $(20,257)  :    $(27,376)                                       ========   :
                                    ========   :    ========
                                               :
Basic net loss per share              $(1.98)  :      $(2.42)                                       ========   :
                                    ========   :    ========
                                               :
Weighted average shares               10,242   :      11,310                                       ========   :
                                    ========   :    ========
                                               :
Diluted net loss per share            $(1.98)  :      $(2.42)                                       ========   :
                                    ========   :    ========
                                               :
Weighted average common                        :
 and common equivalent shares         10,242   :      11,310
                                    ========   :    ========

See accompanying notes to condensed consolidated financial statements.


                                             BRADLEES, INC.
                                           AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                        (Dollars in thousands)
                           July 31, 1999  Jan. 30, 1999   Aug. 1, 1998                          ----------
                           -------------  -------------   ------------
ASSETS                      Registrant     Registrant   : Predecessor
                           -------------  ------------- : ------------
                                                        :
                                                        :
Current assets:                                         :
Unrestricted cash and                                   :
  cash equivalents            $11,504        $9,485     :    $8,148
Restricted cash and                                     :
  cash equivalent                   -             -     :    24,862
                              -------       -------     :   -------
Total cash and                                          :
  cash equivalents             11,504         9,485     :    33,010                         ----------
                              -------       -------     :   -------
Accounts receivable            10,052        13,015     :     7,373
Inventories                   244,270       232,343     :   239,478
Prepaid expenses               11,173         8,967     :     8,733                         ----------
                              -------       -------     :   -------
Total current assets          276,999       263,810     :   288,594                         ----------
                              -------       -------     :   -------
Property, plant and                                     :
  equipment, net:                                       :
Property excluding                                      :
  capital leases, net          91,320        93,039     :   124,768
Property under capital                                  :
  leases, net                  23,211        10,347     :    17,978                         ----------
                              -------       -------     :   -------
Total property, plant                                   :
  and equipment, net          114,531       103,386     :   142,746                         ----------
                              -------       -------     :   -------
Other assets:                                           :
Lease interests, net           73,623        75,833     :   139,063
Assets held for sale                -        14,000     :         -
Other, net                      7,254         6,722     :     4,850                         ----------
                              -------       -------     :   -------
Total other assets             80,877        96,555     :   143,913                         ----------
                              -------       -------     :   -------
Total assets                 $472,407      $463,751     :  $575,253
                              =======       =======     :   =======

                                (Continued)


                                      BRADLEES, INC.
                                 AND SUBSIDIARIES CONDENSED
                           CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (Dollars in thousands)
                          July 31, 1999  Jan. 30, 1999   Aug. 1,1998
LIABILITIES AND           -------------  -------------   -----------
STOCKHOLDERS'
EQUITY                     Registrant     Registrant  :   Predecessor
(DEFICIENCY)               ----------     ----------  :   -----------
                                                      :
Current                                               :
liabilities:                                          :
Accounts payable            $138,417       $119,302   :     $121,153
Accrued expenses              20,056         29,326   :       24,324
Self-insurance reserves        6,039          6,462   :        6,474
Short-term debt              132,147        114,449   :      111,592
Current portion of capital                            :
 lease obligations & notes     2,532          2,089   :        1,038
                            --------       --------   :     --------
Total current liabilities    299,191        271,628   :      264,581
                            --------       --------   :     --------
Long-term liabilities:                                :
Obligations under                                     :
 capital leases               27,398         25,284   :       26,499
Lease financing                                       :
 obligation                   17,500              -   :            -
Convertible notes payable     11,976         28,995   :            -
Deferred income taxes              -              -   :        8,581
Self-insurance reserves       12,261         13,120   :       13,145
Unfavorable lease                                     :
 liability                    44,903         44,581   :            -
Other long-term                                       :
 liabilities                  24,183         25,143   :       21,333
                            --------       --------   :     --------
Total long-term                                       :
 liabilities                 138,221        137,123   :       69,558
                            --------       --------   :     --------
Liabilities subject to                                :
 settlement under the                                 :
 reorganization case               -              -   :      554,439
                                                      :
Stockholders' equity                                  :
(deficiency):                                         :
Common stock (new)-10,242,092                         :
shares(10,225,711 at 1/30/99)                         :
Par value                        102            102   :            -
Common stock(old)-11,310,384                          :
shares outstanding at 8/1/98                          :
Par value                          -              -   :          115
Additional paid-in-capital    55,150         54,898   :      137,821
Accumulated deficit          (20,257)             -   :     (450,458)
Treasury stock, at cost            -              -   :         (803)
                            --------        -------   :     --------
Total stockholders'                                   :
equity (deficiency)           34,995         55,000   :     (313,325)
                            --------        -------   :     --------
Total liabilities and                                 :
stockholders'                                         :
equity (deficiency)         $472,407       $463,751   :     $575,253
                            ========       ========         ========

See accompanying notes to condensed consolidated financial statements.

                        BRADLEES, INC.
                     AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (Dollars in thousands)
                                          26 Weeks Ended
                                          --------------
                                   July 31, 1999 :  Aug. 1, 1998
                                   ------------- :  ------------
                                    Registrant   :  Predecessor
                                   ------------- :  ------------
                                                 :
Cash flows from operating                        :
activities:                                      :
Net loss                               ($20,257) :     ($27,376)
Adjustments to reconcile net                     :
loss to cash provided (used) by                  :
operating activities:                            :
Depreciation & amortization exp.         14,528  :       16,568
Amortization of lease interests                  :
and unfavorable lease liability, net      2,532  :            -
Amortization of deferred financing costs    731  :          763
Reorganization items                       (778) :          194
Changes in working capital & other,net    5,068  :       (5,699)
                                       --------  :     --------
Net cash provided (used) by                      :
operating activities                             :
before reorganization items              1,824   :      (15,550)
                                       --------  :     --------
Reorganization items:                            :
Interest income received                     -   :          472
Chapter 11 professional fees paid       (6,023)  :       (5,008)
Other reorganization expenses paid,net  (1,343)  :       (2,688)
                                       --------  :     --------
Net cash used by reorganization                  :
items                                   (7,366)  :       (7,224)
                                       --------  :     --------
Net cash used by operating activities   (5,542)  :      (22,774)
Cash flows from investing activities:            :
Capital expenditures, net               (8,226)  :       (5,540)
Lease acquisition costs                 (1,250)  :            -
Increase in restricted cash                      :
and cash equivalents                         -   :       (8,102)
                                       --------  :     --------
Net cash used in                                 :
investing activities                    (9,476)  :      (13,642)
                                       --------  :     --------
Cash flows from financing activities:            :
Payment of convertible notes           (17,019)  :            -
Payments of liabilities subject                  :
to settlement                                -   :       (5,231)
Net borrowings under the                         :
revolver/DIP facility                   17,697   :       27,384
Proceeds from sales of properties            -   :       12,036
Proceeds from lease financing           17,500   :            -
Proceeds received upon exercise                  :
of warrants                                115   :            -
Principal payments on notes and                  :
capital lease obligations               (1,256)  :         (574)
                                       --------  :     --------
Net cash provided by                             :
financing activities                    17,037   :       33,615
                                       --------  :     --------
Net increase (decrease) in                       :
unrestricted cash and cash                       :
equivalents                               2,019  :       (2,801)
Unrestricted cash & cash equivalents:            :
Beginning of period                       9,485  :       10,949
                                       --------  :     --------
End of period                           $11,504  :       $8,148
                                       ========  :     ========
Supplemental disclosure of cash                  :
flow information:                                :
Cash paid for interest                           :
and certain debt fees                    $7,861  :       $6,501
Cash paid for income taxes                    -  :         $153
Supplemental schedule of noncash                 :
(investing and financing) activities:            :
Capital lease obligations incurred       $2,883  :            -
Reduction of liabilities subject to              :
settlement due to transfer of                    :
title to property                        $    -  :       $2,000

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

Under fresh-start
reporting, the final consolidated balance sheet as of January 30, 1999 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying condensed financial statements as of July 31, 1999 and for the interim periods then ended, those statements are not comparable in certain material respects to the condensed consolidated financial statements as of August 1, 1998 and for the interim periods then ended. Accordingly, a black line has been drawn between the Registrant's financial statements and the Predecessor's financial statements.

With respect to the unaudited condensed consolidated financial statements for the 13 weeks (second quarter) and 26 weeks (year-to-date) ended July 31, 1999 and August 1, 1998, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

Diluted net income per share for the second quarter ended July
31, 1999 reflects the impact of common stock equivalents (which included warrants and stock options but excluded the 9%
Convertible Notes since the assumed conversion and associated interest savings would have been anti-dilutive). Basic and diluted shares outstanding and loss per share were the same for the 26 weeks ended July 31, 1999 because the inclusion of common stock equivalents would have reduced the reported loss per share. The Registrant's shares presented in its financial statements presume full issuance of new Bradlees Common Stock in accordance with the Company's plan of reorganization (the "Plan") confirmed by the Bankruptcy Court on January 27, 1999 plus shares issued upon exercise of warrants through July 31, 1999.

These statements should be read in
conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended January 30, 1999 ("1998"). Due to the seasonal nature of the Company's business, operating results for this year's interim periods presented are not necessarily indicative of results that may be expected for the fiscal year ending January 29, 2000 ("1999"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

Subsequent to the filing of the Company's Disclosure Statement and occurrence of the Effective Date, a number of events occurred which impacted the determination of equity value under fresh-start reporting, including but not limited to, the initial trading prices of the new stock, information regarding the Company's fourth quarter performance and final 1999 financial plan, a settlement with a landlord regarding the disposition of the Union Square, NY leasehold interest and the liquidation of Caldor Corp., a major competitor of the Company. The Company employed a similar valuation method under fresh-start reporting to determine its equity value to that utilized by its independent financial advisor in the Disclosure Statement and arrived at an estimated equity value of $55 million.

During the Chapter 11 case, the Company received
Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group. Contractual interest expense not recorded on certain pre-petition debt totaled approximately $7.7 and $15.4 million for the second quarter and first half of 1998, respectively.

3.   RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents at August 1, 1998 represented certain funds received by the Company during the Chapter 11 case that were required to be restricted. These funds were utilized on the Effective Date for the consummation payments.

4.   DEBT

FINANCING FACILITY   Prior to the Effective Date, the Company
had a $250 million financing facility (the "Financing Facility") (of which $125 million was available for issuance of letters of credit) with BankBoston Retail Finance, Inc. ("BBNA") as agent, under which the Company was allowed to borrow for general corporate purposes, working capital and inventory purchases.
The Financing Facility consisted of (a) an up to eighteen-month debtor-in-possession revolving credit facility in the maximum principal amount of $250 million (the "DIP Facility") and, subject to meeting certain conditions, (b) an up to three-year post-emergence credit facility in the maximum principal amount of $250 million (as modified, the "Revolver" - see below). The outstanding amount under the DIP Facility was repaid on the Effective Date with proceeds from the Revolver. The Revolver expires on December 23, 2001.

Trade and standby letters of credit outstanding under the Revolver were $23.0 and $21.5 million, respectively, as of July
31, 1999. Trade and standby letters of credit outstanding under the DIP Facility were $24.8 and $19.7 million, respectively, as of August 1, 1998.

REVOLVER The Revolver consists of a $250 million senior secured revolving line of credit (of which $125 million is available for issuance of letters of credit) and a $20 million junior secured "last in-last out" facility. The Company expects to use the Revolver primarily for working capital and general business needs.

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

The Revolver is secured by substantially all of the non-real estate assets of the Company. The Revolver contains financial covenants including (i) minimum rolling twelve-month EBITDA at the end of each quarter, (ii) minimum monthly accounts payable to inventory ratios; (iii) maximum annual capital expenditures; and (iv) minimum operating cash flow to interest expense ratios (for the fiscal quarters ending on or about January 31, 2001, and thereafter). The Company is in compliance with the Revolver covenants.

LEASE FINANCING OBLIGATION  In July, 1999, New
Horizons of Yonkers, Inc. ("New Horizons"), a subsidiary of Bradlees Stores, Inc. (Note 9), and 2500 CPA Associates, LLC ("CPA") entered into an agreement for the financing of New Horizon's leasehold interest in the Yonkers, NY store (the "Lease Financing Obligation"). Under this agreement, New Horizons received $17.5 million in exchange for the assignment of its leasehold interest to CPA and annual incremental payments of $2.6 million (including interest at an effective rate of 14.8%) under a sublease with CPA for a term of 35 years, including option periods. The Yonkers store continues to operate as a Bradlees store and the net proceeds of $17.2 million (after certain fees) were used to pay down $17.0 million of the Notes (see below) and $0.2 million of associated accrued interest.

The Lease Financing
Obligation is secured by (i) the leasehold interest in the Yonkers store, (ii) first priority liens on leasehold interests in three other named stores, as well as any net proceeds received upon any disposition(s) of such interests, and (iii) a standby letter of credit of $1.1 million.

In addition, as a result of the lease financing transaction, the underlying Yonkers operating lease was converted to a capital lease with a $2.9 million obligation and associated capital lease asset. Also, the prior assets held for sale of $14 million for Yonkers (Note 7) was reclassified, with $3.4 million (representing the net book value of the store equipment and leasehold improvements) added to property excluding capital leases, net and $10.6 million (representing the remaining incremental lease value previously determined under fresh-start reporting) added to property under capital leases, net.

9% CONVERTIBLE NOTES The 9% Convertible Notes (the "Notes") were issued by Bradlees Stores, Inc. Each Note will mature on February 3, 2004 and bears interest at the rate of 9% per annum from the date of issuance, payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 1999. The aggregate principal amount of the Notes outstanding as of July 31, 1999 was $12 million (which reflects the $17 million aggregate principal paydown in July discussed above and the $11 million aggregate principal amount that was pre-paid on the Effective Date).

The Company has the right to redeem the Notes at any time, in whole or in part, subject to certain availability levels under the Revolver, by paying the holder the unpaid principal plus accrued and unpaid interest. The Company obtained an option to repurchase $9 million of the Notes at a discount (see Note 10). The remaining outstanding Notes are secured by first priority liens on leasehold interests in three named stores (the "Collateral"), as well as any net proceeds received upon any disposition(s) of such interests.

The lien on the Collateral secures indebtedness under the Notes equal to the sum of $6.5 million plus an amount from time to time equal to the amount of interest that would accrue on $6.5 million of principal amount of outstanding Notes from February 2, 1999 to the date of calculation of the extent of such lien (see also Note 10).

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

6.   REORGANIZATION ITEMS

The Company provided for or
incurred the following expense and income items during the second quarter and year-to-date periods of 1999 and 1998, directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations:


                                     (000's)
                        ------------------------------------------
                         13 Weeks Ended           26 Weeks Ended
                        7/31/99    8/1/98        7/31/99   8/1/98
                        -------    ------        -------  --------
Professional fees       $   -      $2,250       $     -     $4,500
Interest income             -        (351)            -       (472)
Provision for occupancy
 and other store
 closing costs            (778)         -          (778)         -
Net asset write-of          -         470             -        470
Gain on disposition of
 properties                 -      (1,873)            -     (1,873)
Provision for rejected
 leases                     -      (2,431)            -     (2,431)
                         ------    -------        -----     ------
                       $  (778)   $(1,935)      $  (778)    $  194
                       ========   ========      ========    =======

PROFESSIONAL FEES AND INTEREST:   Professional fees represented
estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which were required to be paid by the Company while in Chapter 11). Interest income represented interest earned on cash invested during the Chapter 11 proceeding.

PROVISION FOR OCCUPANCY AND OTHER
STORE CLOSING COSTS AND NET ASSET WRITE-OFF: The Company entered into a lease financing transaction (Note 4) which allowed its Yonkers, NY store to continue in operation, resulting in the reversal of reserves totaling $0.8 million in July, 1999 that had been established for the expected store closing costs. The Company incurred a $0.5 million net asset write-off in the second quarter of 1998 relating to the disposal of greeting card fixtures that were replaced as a consequence of the Company's rejection of its greeting card supply contract.

GAIN ON DISPOSITION OF PROPERTIES
AND PROVISION FOR REJECTED LEASES: The Company sold a previously closed store in the second quarter of 1998 and recognized a gain of $1.9 million. In addition, the Company was notified by two of its former landlords at closed locations that the properties had been re-let and therefore their claims for rejected lease damages were reduced by $2.4 million in the second quarter of 1998.

RESTRUCTURING
RESERVES: As of July 31, 1999, the Company had remaining reserves totaling approximately $3.7 million for costs associated with the prior closing and planned closing of stores and other restructuring activities. Approximately $1.3 million of restructuring costs were paid in the first half of 1999. The majority of the remaining reserved costs are expected to be paid within a year.

7.   ASSETS HELD FOR SALE

Assets held for sale at January 30, 1999 represented the estimated net realizable value (assigned under fresh-start reporting) of the Company's Yonkers, NY store lease. As described in Note 4 under "Lease Financing Obligation" and in
Note 6, the Company entered into a lease financing agreement which allowed its Yonkers store to continue in operation and recorded certain reclassifications of the $14 million previously in assets held for sale.

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

Effective January 1, 1998, changes were made to the post-retirement plan that included the elimination of future benefits for active employees who do not become eligible by January 1, 2000, and a phase-out of the Company contributions over two years (at 50% per year beginning January 1, 1999) towards the cost of providing medical benefits to eligible retirees. Under SFAS No. 106, amortization credits of $1.4 and $2.8 million were recorded in the second quarter and first half of 1998, respectively, to reflect these changes to the post-retirement plan. As a consequence of the adoption of fresh-start reporting at January 30, 1999 (Note 2), no amortization credit was recorded in the first half of 1999.

Pursuant to the Plan, the Company agreed to grant options to purchase 750,000 shares of new Bradlees Common Stock to the Company's senior management. Those options were granted under the Bradlees, Inc. 1999 Stock Option Plan (the "Stock Plan") which allows for the granting of one million options, when their exercise price was determined in April, 1999 and will vest in one-third increments beginning on the date of grant and each of the two anniversaries following the date of grant. These options are exercisable for a period of five years from the date of grant. Compensation expense related to these options began to be recorded over the vesting period in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock issued to Employees" (intrinsic value method).
Through July, 1999, additional options were granted to other members of management to purchase 137,050 shares, of which 2,100 shares were forfeited, of new Bradlees Common Stock at prices equal to the market prices of the Common Stock on the dates of the grants.

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

                                       (000's)
                         --------------------------------------
                           July 31, 1999         Aug. 1, 1998
                           -------------         ------------
Current Assets              $276,999      |      $281,942
Due from New Horizons of                  |
 Yonkers, Inc.                     -      |             1
Noncurrent Assets            181,925      |       286,617
Current Liabilities          299,191      |       264,581
Payable to Bradlees, Inc.     54,984      |       189,140
Due to New Horizons of                    |
 Yonkers, Inc.                 6,822      |             -
Noncurrent Liabilities       117,838      |        69,558
Liabilities Subject to                    |
 Settlement Under the                     |
 Reorganization Case               -      |       334,203
Stockholders' Deficit       $(19,911)     |     $(288,922)

                                    (000's)
         -------------------------------------------------------
          13 Wks ended  13 Wks ended  26 Wks ended  26 Wks ended
         July 31, 1999  Aug. 1, 1998 July 31, 1999  Aug. 1, 1998
         -------------  ------------ -------------  ------------
Net Sales     $367,697 |    $310,381    $682,972 |    $594,251
Gross Margin   118,512 |      96,593     206,674 |     176,262
Income (Loss)          |                         |
from Continuing        |                         |
 Operations      3,402 |      (2,668)    (19,911)|     (27,272)
Net Income             |                         |
 (Loss)      $   3,402 |   $  (2,668)   $(19,911)|    $(27,272)


New Horizons (Note 4) is the lessee of Bradlees' Yonkers, New York store lease, which it subleases to Bradlees Stores, Inc. New Horizons, which remained in Chapter 11 to facilitate the planned disposition of its leasehold interest, is also fully and unconditionally guaranteeing the Notes issued by Bradlees Stores, Inc. and its plan of reorganization became effective at the time of the disposition. The following summarized financial information of New Horizons is presented in accordance with SEC Staff Accounting Bulletin 53 and Regulation S-X Rule 1-02 (bb):

                                          (000's)
                            ----------------------------------
                              July 31, 1999      Aug. 1, 1998
                              -------------      ------------
Property Under Capital Lease,net    $13,483   |      $     -
Due from Bradlees Stores, Inc.        6,822   |            1
Obligation Under Capital Lease        2,883   |            -
Lease Financing Obligation           17,500   |            -
Stockholders' Equity (Deficit)       $  (78)  |      $     1

                                     (000's)
             -------------------------------------------------------
             13 Wks ended  13 Wks ended   26 Wks ended   26 Wks ended
             July 31, 1999 Aug. 1, 1998  July 31, 1999   Aug. 1, 1998
             ------------- ------------  -------------   ------------
Rental Income     $147    |        $147          $294  |    $294
Rent Expense       147    |         147           294  |     294
Interest Expense    79    |           -            79  |       -
Loss from Cont.           |                            |
 Operations        (79)   |           -           (79) |       -
Net Loss         $ (79)   |       $   -          $(79) |    $  -

Amortization of the New Horizons' property under capital lease began in August, 1999.

10.  SUBSEQUENT EVENTS

On August 12, 1999, the Company entered into a supplemental agreement with the holders of $9.0 million, or approximately 75%, of the $12.0 million of the outstanding Notes (Note 4) (the "Discount Option Noteholders"). Under the agreement, the Company can repurchase the outstanding Notes held by the Discount Option Noteholders (the "Discount Option Notes") at a purchase price equal to 86% of the outstanding principal amount (i.e. a 14% discount), plus accrued interest, exercisable for a one-month time period from December 1, 1999 through December 31, 1999 (the "Discount Option"). Each month thereafter the discount will decrease by 1% such that the discount will be fully eliminated by January 31, 2001. In consideration of the Discount Option, the Company agreed to pay the Discount Option Noteholders a premium on the closing date of the grant of the option equal to 0.5% of the outstanding principal amount of the Discount Option Notes, grant the Discount Option Noteholders second priority leasehold mortgages on the Collateral (Note 4) subject to substitution in certain circumstances, and provide a put option exercisable on or after February 3, 2003 to sell the Discount Option Notes to the Company at a price equal to the then outstanding principal amount of the Discount Option Notes, plus accrued interest. In accordance with applicable SEC rules, the Company had offered to enter into the supplemental agreement with all Noteholders and closed the offer on August 5, 1999.



BRADLEES,INC. AND
SUBSIDIARIES                MANAGEMENT'S
                 DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Results of operations,
summarized in millions of dollars (except per share amounts) and expressed as a percentage of net sales (on next page), were as follows for the 13 weeks and 26 weeks ended July 31, 1999 ("Second Quarter 1999" and "Year-to-Date 1999", respectively) and for the 13 weeks and 26 weeks ended August 1, 1998 ("Second Quarter 1998" and "Year-to-Date 1998", respectively) :


                       13 Weeks Ended       26 Weeks Ended
                      07/31/99  08/01/98    07/31/99  08/01/98
                      --------  --------    --------  --------
                   (Dollars in millions except per share amounts)
                    Registrant Predecessor Registrant Predecessor
                    ---------  ----------- --------- ------------
Total sales          $381.9 :    $322.8     $706.8 :  $616.1
Leased dept. sales     14.2 :      12.4       23.8 :    21.8
                      ------:  --------      ------:   ------
Net sales             367.7 :     310.4      683.0 :   594.3
Cost of goods sold    249.2 :     213.8      476.3 :   418.0
                      ----- :  --------      ------:   ------
Gross margin          118.5 :      96.6      206.7 :   176.3
Leased dept. & other        :                      :
 operating income       3.9 :       3.1        6.6 :     6.1
                       ---- :  --------      ------:   ------
                      122.4 :      99.7       213.3:   182.4
Selling, store oper.,       :                      :
administrative and          :                      :
distribution exp.     105.6 :      92.4      205.8 :   185.1
Depreciation and            :                      :
amortization expense    7.3 :       8.0       14.5 :    16.6
Loss on disposition         :                      :
of properties             - :         -          - :     0.2
Interest & debt expense 7.1 :       3.9       14.0 :     7.6
Reorganization items   (0.8):      (1.9)      (0.8):     0.2
                      ------:     ------     ------:   -----
Net income (loss)     $ 3.2 :     ($2.7)    ($20.2):  ($27.4)
                      ======:     ======     ======:   =====
Basic net income            :                      :
(loss) per share      $0.31 :    ($0.24)    ($1.98):  ($2.42)
                      ======:   ========     ======:   ======
Diluted net income          :                      :
(loss) per share      $0.29 :    ($0.24)    ($1.98):  ($2.42)
                      ======:   ========     ======:   ======
                            :                      :
Total sales incr.(decr.):   :                      :
All stores             18.3%:      3.6%       14.7%:     4.7%
Comparable stores      19.2%:      7.4%       16.1%:     8.6%

Number of stores in
operation at end
of period                102        103         102      103

                             BRADLEES, INC.
                            AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF PERATIONS (Continued)

                           13 Weeks Ended         26 Weeks Ended
                         7/31/99   08/01/98     7/31/99   08/01/98
As a percentage of     ---------- ----------- ---------- -----------
net sales,             Registrant Predecessor Registrant Predecessor
results were as        ---------- ----------- ---------- -----------
follows:
Net sales                100.0 % :   100.0 %   100.0 %:   100.0 %
Cost of goods sold        67.8   :    68.9      69.7  :    70.3
                         ------  :  ------     ------ :  ------
Gross margin              32.2   :    31.1      30.3  :    29.7
Leased department & other        :                    :
operating income           1.1   :     1.0       0.9  :     1.0
                         ------  :  ------     ------ :  ------
                          33.3   :    32.1      31.2  :    30.7
Selling, store operating,        :                    :
administrative and               :                    :
distribution expenses     28.7   :    29.8      30.1  :    31.2
Depreciation and                 :                    :
amortization expense       2.0   :     2.6       2.1  :     2.8
Loss on disposition              :                    :
of properties                 -  :       -         -  :       -
Interest and debt exp.     1.9   :     1.2       2.1  :     1.3
Reorganization items      (0.2)  :    (0.6)     (0.1) :       -
                          ------ :   ------     ----- :  ------
Net income (loss)          0.9 % :    (0.9)%    (3.0)%:  (4.6)%
                         ======= :  =======    =======: =======

The following discussions, as well as other portions of this document, include certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially. For example, our statements regarding expected 1999 levels of borrowings, amounts available to borrow and capital expenditures are dependent on our future operating performance and ability to meet our financial obligations, which are further dependent upon, among other things, continued acceptance of our merchandising and marketing initiatives, competitive conditions, changes in consumer spending and consumer spending habits, continued vendor support, weather and economic conditions, availability and cost of sufficient labor, and changes in import duties, tariffs and quotas.

Since fresh-start reporting (Note 2) has been reflected in the accompanying condensed financial statements as of July 31, 1999 and for Second Quarter and Year-to-Date 1999, those statements are not comparable in certain material respects to the condensed consolidated financial statements as of August 1, 1998 and for Second Quarter and Year-to-Date 1998. Accordingly, a black line has been drawn between the Registrant's financial statements and the Predecessor's financial statements. We have attempted to indicate, where feasible, the major effects on comparability from fresh-start reporting in the following discussion and analysis of financial condition and results of operations for Second Quarter and Year-to-Date 1999.

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

Total sales for Second Quarter 1999 increased $59.1 million or 18.3% from Second Quarter 1998 due primarily to an increase of 19.2% in comparable store sales (including leased shoe department sales). We believe that the increase in comparable store sales was due mostly to continued favorable customer response to our merchandising and marketing initiatives, favorable summer weather conditions, and the first-quarter liquidation of one of our major competitors (Caldor Corp.). Over the last two years, we have lowered opening price points, developed more item-intensive and price-point oriented circular ad offerings, introduced certain convenience and commodity products, and implemented and expanded two successful programs: "Certified
Value" (highlights highly recognizable items at competitive everyday prices) and "WOW" (integrates targeted and mostly unadvertised opportunistic purchases). We had strong sales of both hardlines and softlines merchandise in Second Quarter 1999, with hardlines merchandise experiencing the larger increase. Comparable store sales also increased 13.0% during the fiscal month of August, 1999.

Gross margin increased $21.9
million in Second Quarter 1999 compared to Second Quarter 1998 due primarily to the higher comparable store sales and a higher gross margin rate (32.2% vs. 31.1%). The improved gross margin rate was principally a result of lower markdowns and higher vendor allowances, both of which related to the strong sales performance. Leased department and other operating income increased $0.8 million or 0.1% as a percentage of net sales in Second Quarter 1999 compared to Second Quarter 1998 due primarily to improved leased shoe department sales.

Selling, store operating,
administrative and distribution ("SG&A") expenses increased $13.2 million but dropped 1.1% as a percentage of net sales (due to the improved sales performance) in Second Quarter 1999 from Second Quarter 1998. The higher SG&A expenses were primarily due to certain incremental expenses, such as store payroll and other store expenses and logistics expenses, incurred to handle the higher sales volume, along with an increased provision for estimated 1999 performance incentives that would be mostly payable next year and a $1.4 million credit in the Second Quarter 1998 benefits expense that resulted from a reduction in retiree medical benefits (Note 8).

Depreciation
and amortization expense declined $0.7 million or 0.6% as a percentage of net sales in Second Quarter 1999 from Second
Quarter 1998 due primarily to the impact of fresh-start reporting.

Interest and debt expense increased $3.2 million or 0.7% as a percentage of net sales in Second Quarter 1999 from Second Quarter 1998. This increase was due primarily to $2.3 million of noncash interest expense resulting from the amortization of the discount associated with the unfavorable lease liability recorded under fresh-start reporting and interest of $0.7 million on the new notes issued under the plan of reorganization.

Reorganization credits of $0.8 and
$1.9 million in Second Quarter 1999 and 1998, respectively, were directly associated with the Chapter 11 proceedings and are discussed in Note 6.

We did not record an income
tax provision in Second Quarter 1999 due to the current expectation of no income tax expense or benefit in 1999. There was also no income tax expense or benefit recorded in Second
Quarter 1998.

YEAR-TO-DATE 1999
COMPARED TO YEAR-TO-DATE 1998

Year-to-Date 1999
total sales increased $90.7 million or 14.7% from Year-to-Date 1998 due to this year's 16.1% increase in comparable store sales, partially offset by the impact from the closing of five stores in the first quarter of 1998 and one store in the first quarter of 1999. We believe that the Year-to-Date 1999 increase in comparable store sales was due primarily to the same factors discussed above for Second Quarter 1999. We had strong double-digit increases in Year-to-Date 1999 sales of both hardlines and softlines merchandise, with hardlines merchandise experiencing the larger increase.

Gross margin increased $30.4 million in Year-to-Date 1999 compared to Year-to-Date 1998 due primarily to the higher comparable store sales and a higher gross margin rate (30.3% vs. 29.7%). The improved year-to-date gross margin rate was principally the result of lower clearance markdowns and higher vendor allowances, both of which related to the strong sales performance. Leased department and other operating income increased $0.5 million due mostly to improved leased shoe department sales but dropped 0.1% as a percentage of net sales due to the strong overall sales growth (which exceeded the leased department sales growth).

Year-to-Date 1999 SG&A expenses increased $20.7 million but dropped 1.1% as a percentage of net sales (due to the improved sales performance) from Year-to-Date 1998. The higher SG&A expenses were primarily due to the incremental expenses incurred to handle the higher sales volume as discussed above for Second Quarter 1999, as well as an increased Year-to-Date provision for estimated 1999 incentives that would be mostly payable next year and a $2.8 million credit in the Year-to-Date 1998 benefits expense that resulted from a reduction in retiree medical benefits (Note 8).

Depreciation and amortization expense declined $2.1 million or 0.7% as a percentage of net sales in Year-to-Date 1999 from Year-to-Date 1998 due primarily to the impact of fresh-start reporting.

Interest and debt expense increased $6.4 million or 0.8% as a percentage of net sales in Year-to-Date 1999 from Year-to-Date 1998. This increase was due primarily to $4.7 million of noncash interest expense resulting from the amortization of the discount associated with the unfavorable lease liability recorded under fresh-start reporting and interest of $1.5 million on the new notes issued under the plan of reorganization.

Reorganization items of $0.8
million credit and $0.2 million charge in Year-to-Date 1999 and 1998, respectively, were directly associated with the Chapter 11 proceedings and are discussed in Note 6.

We did not record an income tax
provision in Year-to-Date 1999 due to the current expectation of no income tax expense or benefit in 1999. There was also no income tax expense or benefit recorded in Year-to-Date 1998.

LIQUIDITY AND CAPITAL RESOURCES

We had outstanding borrowings of $132.1
million at July 31, 1999, exclusive of the issuance of letters of credit, under our $270 million Revolver (Note 4) compared to outstanding borrowings of $111.6 million at August 1, 1998, exclusive of the issuance of letters of credit, under the DIP Facility (Note 4). Peak and average revolver borrowings were $142 and $125 million, respectively, in Year-to-Date 1999 compared to $127 and $108 million, respectively, in the Year-to-Date 1998, however the associated weighted average interest rate in Year-to-Date 1999 (7.33%) was down from the same prior-year period (7.97%). The increase in average borrowings since the end of Second Quarter 1998 related primarily to reorganization expenses paid since that period.

The amount
available to borrow in 1999 is currently expected to peak at approximately $270 million in October and/or November, 1999 and average approximately $230 million. We currently expect borrowings under the Revolver to peak at approximately $180 million in October and/or November, 1999 and average approximately $135 million, while total outstanding letters of credit under the Revolver are expected to peak at approximately $46 million in August, 1999 and average approximately $35 million.

Other than payments made to certain pre-petition creditors approved by the Bankruptcy Court (Note 2), payments on indebtedness, exclusive of certain capital lease obligations, incurred prior to the Filing were not made until after consummation of our plan of reorganization. Virtually all of our pre-petition indebtedness was subject to settlement under the reorganization case.

In Year-to-Date 1999, cash provided by operations before reorganization items was $1.8 million, compared to $15.6 million of cash used by operations before reorganization items in Year-to-Date 1998. This improvement in Year-to-Date cash from operating activities was due primarily to the improvement in operating results and improved vendor payment terms. Net cash used by reorganization items in Year-to-Date 1999 of $7.4 million was comprised of professional fee payments of $6.0 million and store closing and severance costs of $1.4 million.

Inventories at July 31, 1999 increased $4.8 million from
August 1, 1998, due primarily to certain back-to-school purchases made in advance of the August 1999 implementation of the new warehouse management system in our Edison, NJ distribution center, and increased $11.9 million from January
30, 1999 due primarily to a normal seasonal build-up.

Accounts payable at July 31, 1999,
increased $17.3 million from August 1, 1998 due to improved vendor payment terms and a higher level of merchandise purchases and increased $19.1 million from January 30, 1999 due to the associated normal seasonal build-up of inventories, a higher level of merchandise purchases and improved vendor payment terms.

Accrued expenses were $4.3
million lower than at August 1, 1998 due primarily to this year's discontinuance of accruals for Chapter 11 professional fees. Accrued expenses at July 31, 1999 were $9.3 million lower than at January 30, 1999 due to payments made against reserves established prior to 1999 for Chapter 11 professional fees, the 1998 performance bonuses, and employee severance and termination benefits and store closing costs.

We incurred
capital expenditures, excluding lease acquisition costs of $1.3 million for two former Caldor stores to be opened in October, 1999, of $8.2 million in Year-to-Date 1999 (compared to $5.5 million in Year-to-Date 1998), primarily for a warehouse management system (which was implemented in August, 1999 in our Edison, NJ distribution center) and various store improvements. For all of 1999, we expect total capital expenditures to be approximately $25 million (including the lease acquisition costs), subject to our bank group's formal approval (which we expect to obtain in September), primarily for the warehouse management system (which is also to be implemented in our Braintree, MA distribution center by early next year) and other management information systems, remodeling of the two new stores and various store improvements. We currently expect to finance these expenditures through internally-generated funds.

We believe that the availability under our Revolver, together with our available cash and expected cash flows from 1999 operations and beyond, will enable us to fund our expected needs for working capital, capital expenditures and debt service requirements. We expect to utilize internally generated funds or funds available under the Revolver, subject to minimum availability requirements, if we decide to exercise the option (Note 10) to prepay certain of the Notes currently remaining outstanding after the July 1999 paydown from the proceeds of the Yonkers' lease financing obligation (Note 4). Our ability to meet our financial obligations, make planned capital expenditures and implement our strategic initiatives will depend on our future operating performance, which will be subject to financial, competitive, economic and other factors affecting the industry and our operations, including factors beyond our control. Further improvements in operating profitability and achievement of expected cash flows from operations are necessary to provide adequate liquidity and is dependent upon our attainment of comparable store sales increases, along with gross margin and expense levels that are reasonably consistent with our financial plans.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 project is proceeding as planned and the cost of remediation is currently estimated to total approximately $4.1 million, $3.9 million of which has been incurred to-date including $1.5 million in Year-to-Date 1999 that was included in SG&A expenses. All software replacement or remediation was substantially completed as of the end of Second Quarter 1999. A successful store test was performed at that time and additional field tests will be performed at the end of the third quarter.

In 1998, to address compliance of our
information technology systems, we contracted with a major outside consulting firm to provide the resources required to identify Year 2000 issues and remediate our systems as necessary. In some cases, non-compliant software has been replaced through upgrades provided by manufacturers of the respective software or by installation of compliant replacement systems. We also addressed embedded systems and computer-controlled devices in our stores, distribution centers and central office and we are taking the necessary steps to ensure Year 2000 compliance. As of July, 1999, the Year 2000 project was approximately 95% complete, excluding the third-party compliance evaluation and contingency plans discussed below.

We believe the critical systems we operate are now substantially Year 2000 compliant and that we are not likely to encounter significant internal operational problems. However, there is no guarantee that a Year 2000 related failure will not arise. This is due to the uncertainty surrounding potential third-party related Year 2000 problems, as well as our potential failure to discover all of our own susceptible internal systems. The risk to us resulting from the failure of third-party or internal systems is similar to other retailers and, for the most part, to other businesses. We took steps to minimize this risk by surveying our suppliers and business partners to assess their Year 2000 readiness, and their responses are being analyzed for any necessary action.

A reasonable worst case scenario could involve the failure of our systems or our supplier and business partner systems which would cause a material disruption to our operations. For example, this could result in an interruption of certain normal business activities and operations such as a temporary inability to process sales transactions or transmit data either internally or to suppliers and business partners. If the worst case scenario should occur for any significant duration, it could have a material adverse impact on our business, results of operations, liquidity and financial position. However, at this time, we are unable to determine completely the financial consequences of such potential Year 2000 failures.

While we expect our efforts will provide reasonable assurance that material disruptions will not occur, the potential for disruptions cannot be fully identified. We are therefore developing contingency plans that will provide for alternative courses of action to mitigate material individual system or process failures due to Year 2000 issues. These contingency plans are expected to be in place by the end of the third quarter. At this time, we cannot estimate the additional cost, if any, that might be incurred from the implementation of such contingency plans.

The costs of the Year 2000 project and the dates on which we plan to complete Year 2000 modifications are based on our best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

There have been no material
changes in our market risk. We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.

We are exposed to
interest rate risk primarily through our borrowings under our $270 million post-emergence financing facility (Note 4). Under the facility, we may borrow funds under the $250 million senior secured tranche at variable interest rates based on (a) the higher of (i) the annual rate of interest as announced by BankBoston as its "Base Rate" and (ii) the weighted average of the rates on overnight federal funds plus 0.50% per annum; or
(b) 2.25% per annum plus the quotient of (i) the LIBOR Rate in effect divided by (ii) a percentage equal to 100% minus the percentage established by the Federal Reserve as the maximum rate for all reserves applicable to any member bank of the Federal Reserve system in respect of eurocurrency liabilities. Each of these rates is subject to a 0.50% increase in the event of overadvances. The $20 million junior secured facility permits us to borrow funds at the "Base Rate" plus 7.00% per annum.


            BRADLEES, INC.
          AND SUBSIDIARIES

    PART II- OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

Exhibit No.                Exhibit            Page No.
-----------                -------            --------

   11      Computation of earnings per share      26

   15      Letter re:  unaudited interim
           financial information.                 28

(b) Reports on Form 8-K

The following report on Form 8-K was filed during the quarterly period ended July 31, 1999:

Date of Report Date of Filing   Item Number    Description
-------------- --------------   -----------   -----------

May 26, 1999   May 26, 1999        5         Disclosure of first
                                             quarter 1999 results
                                             compared to plan.



                                  BRADLEES, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRADLEES,
                                INC.


       Date:  September 14, 1999          By  /s/ PETER THORNER
                                              Peter Thorner
                                              Chairman and Chief Executive
                                              Officer

       Date:  September 14, 1999          By  /s/ CORNELIUS F. MOSES III
                                              Cornelius F. Moses III
                                              SVP & CFO


                                   BRADLEES, INC.
   EXHIBIT 11                    AND SUBSIDIARIES
   Page 1 of 2             COMPUTATION OF EARNINGS PER
                   SHARE (UNAUDITED) (Amounts in thousands except
                                 per share amounts)


                         13 Weeks Ended   13 Weeks Ended
                         July 31, 1999     Aug. 1, 1998
                           ------------     ------------
                           Registrant       Predecessor
                           ------------     ------------
Basic Income (Loss) Per Share
Net income (loss)            $3,224  |       ($2,722)
                             ======  |       =======
Weighted average number              |
of shares outstanding        10,242  |        11,310
                             ======  |       =======
                                     |
Basic net income (loss)              |
 per share                           |
                              $0.31  |        ($0.24)
                            =======  |     =========
                                     |
                                     |
                                     |
Diluted Income (Loss) Per Share      |
                                     |
Net income (loss)            $3,224  |       ($2,722)
                              =====  |         =====
                                     |
Weighted average number of           |
shares outstanding           10,242  |        11,310
                                     |
Incremental shares for assumed       |
exercise of stock options       334  |             -
                                     |
Incremental shares for assumed       |
exercise of warrants            449  |             -
                                     |
Incremental shares for assumed       |
exer. of convert. notes (1)       -  |             -
                             ------- |        -------
                                     |
Weighted average common              |
and com. equivalent shares   11,025  |        11,310
                             ======= |        =======
Diluted net income (loss)            |
per share                     $0.29  |       ($0.24)
                            =======  |     =========

(1) No incremental shares are considered since the impact would be anti-dilutive.

              BRADLEES, INC.                  EXHIBIT 11
            AND SUBSIDIARIES                  Page 2 of 2
COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
(Amounts in thousands except per share amounts)

                              26 Weeks Ended    26 Weeks Ended
                                July 31, 1999     Aug. 1, 1998
                                 Registrant       Predecessor
Basic Loss Per Share                           :
Net loss                             ($20,257) :     ($27,376)
                                   ==========  :    =========
Weighted average number of                     :
shares outstanding                     10,242  :        11,310
                                    ========== :     =========
                                               :
Basic net loss per share               ($1.98) :       ($2.42)
                                   ==========  :     =========
                                               :
                                               :
                                               :
                                               :
                                               :
Diluted Loss Per Share                         :
Net loss                             ($20,257) :       ($27,376)
                                    ========== :      =========
Weighted average number of                     :
shares outstanding                     10,242  :         11,310
                                               :
Incremental shares for assumed                 :
exercise of stock options (1)               -  :              -
Incremental shares for assumed                 :
exercise of warrants (1)                    -  :              -
Incremental shares for assumed                 :
exercise of convertible notes (1)           -  :              -
                                     --------- :      ---------
Weighted average common and common             :
equivalent shares                      10,242  :         11,310
                                    ========== :      =========
Diluted net loss per share             ($1.98) :         ($2.42)
                                    ========== :      =========

(1) No incremental shares are considered since the impact would be anti-dilutive.

                                           Exhibit 15

September 13, 1999

Bradlees, Inc.
One Bradlees Circle
Braintree, Massachusetts 02184

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Bradlees, Inc., and subsidiaries for the 13-week and 26-week periods ended July 31, 1999 and August 1, 1998 as indicated in our report dated August 17, 1999, which included an explanatory paragraph relating to the Company's emergence from bankruptcy on February
2, 1999, and adoption of "fresh-start reporting."   Because we
did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, is incorporated by reference in Registration Statement No. 333-77555.

We also are aware that the
aforementioned report, pursuant to Rule 436 (c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

                              /s/ARTHUR ANDERSEN LLP