Form 10-Q
period 1999-10-30
BRADLEES INC
filed 1999-12-14
CIK 887356

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C. 20549

              Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1999

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

  Number of shares of the issuer's common stock outstanding as of December 7, 1999: 9,780,347 shares.

                  Exhibit Index on Page 25
               Page 1 of 34 (Including Exhibits)



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bradlees, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries (the "Company") as of October 30, 1999 and October 31, 1998, and the related condensed consolidated statements of operations and cash flows, for the thirteen and thirty-nine week periods then ended. These financial statements are the responsibility of the Company's management.

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

On February 2, 1999, the Company emerged from bankruptcy. As discussed in Notes 1 and 2 to the condensed consolidated financial statements, effective January 30, 1999, the Company accounted for the reorganization and adopted "fresh-start reporting". As a result of the reorganization and adoption of fresh-start reporting, the condensed consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 30, 1999 are not comparable to the condensed consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 31, 1998.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                                 /s/ARTHUR ANDERSEN LLP

New York, New York
November 17, 1999

                 BRADLEES, INC.
                AND SUBSIDIARIES

       PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
   (Amounts in thousands except per share amount)
                                      13 Weeks Ended
                                     ---------------
                              Oct. 30, 1999    Oct. 31, 1998
                              -------------    -------------
                               Registrant       Predecessor
                               ----------       -----------
Total sales                       $358,399    |    $ 323,106
Leased department sales             11,672    |       10,973
                                  --------    |      -------
Net sales                          346,727    |      312,133
Cost of goods sold                 240,949    |      217,394
                                  --------    |      -------
Gross margin                       105,778    |       94,739
Leased department and other                   |
operating income                     3,451    |        3,185
                                  --------    |     --------
                                   109,229    |       97,924
Selling, store oper., admin.                  |
and distribution expenses          101,734    |       95,706
Depreciation and amort. expense      6,604    |        7,803
Interest and debt expense            7,818    |        4,371
Reorganization items                     -    |       (2,749)
                                   --------   |      -------
Net loss                          $ (6,927)   |    $  (7,207)
                                   ========   |      ========
                                              |
Comprehensive loss                $ (6,927)   |    $  (7,207)
                                   ========   |      ========
Basic and diluted net loss per                |
 share                            $  (0.69)   |    $   (0.64)
                                   ========   |      ========
                                              |
Weighted average shares              9,986    |       11,310
                                   ========          ========

See accompanying notes to condensed consolidated financial statements.

                     BRADLEES, INC.
                   AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands except per share)
                                      39 Weeks Ended
                                      --------------
                            Oct. 30, 1999    Oct. 31, 1998
                            -------------    -------------
                             Registrant       Predecessor
                             ----------       -----------
Total sales                  $1,065,173   |     $ 939,203
Leased department sales          35,474   |        32,818
                              ---------   |      --------
Net sales                     1,029,699   |       906,385
Cost of goods sold              717,247   |       635,383
                              ---------   |       -------
Gross margin                    312,452   |       271,002
Leased department and other               |
 operating income                10,095   |         9,286
                               --------   |      --------
                                322,547   |       280,288
Selling, store oper., admin.              |
 and distribution expenses      307,558   |       280,854
Depreciation and amortization             |
 expenses                        21,132   |        24,371
Loss on dispos. of properties         -   |           241
Interest and debt expense        21,819   |        11,960
Reorganization items               (778)  |        (2,555)
                               --------   |      --------
Net loss                       $(27,184)  |     $ (34,583)
                               ========   |      ========
                                          |
Comprehensive loss             $(27,184)  |     $ (34,583)
                               ========   |       ========
Basic and diluted net loss per            |
 share                         $  (2.73)  |     $   (3.06)
                               ========   |       ========
Weighted average shares           9,959   |        11,310
                               ========   |       ========

See accompanying notes to condensed consolidated financial statements.

                  BRADLEES, INC.
                AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (Dollars in thousands)
                        Oct. 30, 1999 Jan. 30,1999  Oct. 31,1998
                        ------------- ------------  ------------
                         Registrant    Registrant   Predecessor
                         ----------    ----------   -----------
ASSETS
Current assets:                                    |
Unrestricted cash and cash                         |
equivalents                $ 11,228    $   9,485   |   $10,959
Restricted cash and cash                           |
equivalents                       -            -   |    25,129
                            -------     --------   |   -------
Total cash and cash equiv.   11,228        9,485   |    36,088
                            -------     --------   |   -------
Accounts receivable          11,895       13,015   |    11,925
Inventories                 323,495      232,343   |   318,883
Prepaid expenses             11,218        8,967   |    11,031
                            -------     --------   |   -------
Total current assets        357,836      263,810   |   377,927
                            -------     --------   |   -------
Prop., plant and equip.,net:                       |
Property excluding capital                         |
 leases, net                 93,475       93,039   |   123,892
Property under capital                             |
 leases, net                 22,786       10,347   |    17,732
                            -------     --------   |   -------
Total property, plant and                          |
 equipment, net             116,261      103,386   |   141,624
                            -------     --------   |   -------
                                                   |
Other long-term assets:                            |
 Lease interests, net        72,518       75,833   |   137,350
 Assets held for sale             -       14,000   |         -
 Other long-term assets,net   7,122        6,722   |     4,509
                            -------     --------   |   -------
Total other assets           79,640       96,555   |   141,859
                            -------     --------   |   -------
Total assets              $ 553,737    $ 463,751   |  $661,410
                            =======     ========   |   =======

                               (Continued)

                            BRADLEES, INC.
                           AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (Dollars in thousands)
                         Oct. 30, 1999 Jan. 30, 1999 Oct. 31, 1998
                         ------------- ------------- -------------
                          Registrant    Registrant    Predecessor
LIABILITIES AND           ----------    ----------    -----------
STOCKHOLDERS' EQUITY
(DEFICIENCY)

Current liabilities:                               |
 Accounts payable         $ 201,120    $  119,302  |   $ 179,413
 Accrued expenses            19,597        29,326  |      23,221
 Self-insurance reserves      5,798         6,462  |       6,027
 Short-term debt            158,159       114,449  |     157,392
 Current portion of capital                        |
  lease oblig. and notes      2,540         2,089  |       1,038
                            -------       -------  |     -------
Total current liabilities   387,214       271,628  |     367,091
                            -------       -------  |     -------
Long-term liabilities:                             |
 Obligations under capital                         |
  leases                     27,089        25,284  |      26,211
 Lease financing obligation  17,496             -  |           -
 Convertible notes payable   11,976        28,995  |           -
 Deferred income taxes            -             -  |       8,581
 Self-insurance reserves     11,773        13,120  |      12,237
 Unfavorable lease liability 45,064        44,581  |           -
 Other long-term liabilities 24,592        25,143  |      19,034
                            -------       -------  |     -------
Total long-term                                    |
 liabilities                137,990       137,123  |      66,063
                            -------       -------  |     -------
                                                   |
Liab. subject to settlement                        |
 under the reorg. case            -             -  |     548,788
                                                   |
Stockholders' equity (def.):                       |
Common stock(new) 9,986,273                        |
 shs.(10,225,711 at 1/30/99)                       |
 Par value                      100           102  |           -
Common stock(old) 11,310,384                       |
 shs. outstanding at 10/31/98                      |
 Par value                        -             -  |         115
Additional paid-in-capital   55,617        54,898  |     137,821
Accumulated deficit         (27,184)            -  |    (457,665)
Treasury stock, at cost           -             -  |        (803)
                            -------       -------  |    --------
 Total stockholders' equity                        |
  (deficiency)               28,533        55,000  |    (320,532)
                            -------       -------  |    --------
Total liab. and stockholders'                      |
 equity (deficiency)      $ 553,737     $ 463,751  |   $ 661,410
                            =======       =======  |    ========

See accompanying notes to condensed consolidated financial statements.

                             BRADLEES, INC.
                           AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (Dollars in thousands)
                                        39 Weeks Ended
                                Oct. 30, 1999   Oct. 31, 1998
                                -------------   -------------
                                 Registrant      Predecessor
                                 ----------      -----------
Cash flows from oper. activities:
Net loss                         $ (27,184)  |  $  (34,583)
Adjustments to reconcile net loss            |
to cash provided (used) by                   |
operating activities:                        |
Depreciation and amortization                |
expense                             21,132   |      24,371
Amortization of lease interests              |
and unfavorable lease liability,             |
net                                  3,798   |           -
Amortization of deferred financing           |
costs                                1,088   |       1,215
Reorganization items                  (778)  |      (2,555)
Changes in working capital and               |
other, net                         (10,749)  |     (37,232)
                                   -------   |     -------
Net cash used by oper. activities            |
before reorganization items        (12,693)  |     (48,784)                                       -------  |      -------
                                   -------   |     -------
Reorganization items:                        |
Interest income received                 -   |         746
Chapter 11 prof. fees paid          (8,130)  |      (7,786)
Other reorg. expenses paid, net     (1,781)  |      (3,225)
                                   -------   |     -------
Net cash used by reorg. items       (9,911)  |     (10,265)
                                   -------   |     -------
Net cash used by oper. activities  (22,604)  |     (59,049)
Cash flows from investing activ.:            |
 Capital expenditures, net         (17,055)  |     (10,379)
 Lease acquisition costs            (1,250)  |           -
 Increase in restricted cash                 |
  and cash equivalents                   -   |      (8,369)
                                   -------   |     -------
Net cash used in invest. activ.    (18,305)  |     (18,748)
                                   -------   |     -------
Cash flows from financing activ.:            |
Payments of convertible notes      (17,019)  |           -
Pymts of liab. subject to settle.        -   |      (6,551)
Net borrowings under the                     |
 revolver/DIP facility              43,709   |      73,184
Proceeds from sales of properties        -   |      12,036
Proceeds from lease financing       17,500   |           -
Deferred financing costs              (181)  |           -
Proceeds rec. upon exer. of warrants   540   |           -
Principal payments on notes and              |
 capital lease obligations          (1,897)  |        (862)
                                   -------   |     -------
Net cash provided by fin. activ.    42,652   |      77,807
                                   -------   |     -------
Net increase in unrestricted cash            |
 and cash equivalents                1,743   |          10
Unrestricted cash and cash equiv.:           |
 Beginning of period                 9,485   |      10,949
                                   -------   |     -------
 End of period                    $ 11,228   |    $ 10,959
                                   =======   |     =======

Supplemental disclosure of cash flow information:
 Cash paid for interest and
  certain debt fees               $ 12,815   |    $ 10,282
 Cash paid for income taxes       $      -   |    $    279
Supplemental schedule of noncash             |
(investing and financing) activ.:            |
 Capital lease oblig. incurred    $  2,883   |    $      _
 Reduction of liab. subj. to sett.           |
  due to trsf. of title to prop.  $      -   |    $  2,000

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

Under fresh-start
reporting, the final consolidated balance sheet as of January 30, 1999 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying condensed financial statements as of October 30, 1999 and for the interim periods then ended, those statements are not comparable in certain material respects to the condensed consolidated financial statements as of October 31, 1998 and for the interim periods then ended. Accordingly, a black line has been drawn between the Registrant's financial statements and the Predecessor's financial statements.

With respect to the
unaudited condensed consolidated financial statements for the 13 weeks (third quarter) and 39 weeks (year-to-date) ended October 30, 1999 and October 31, 1998, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

Basic and diluted shares
outstanding and the basic and diluted loss per share were the same for both the 13 weeks and 39 weeks ended October 30, 1999 because the inclusion of common stock equivalents (which included warrants and stock options in the second quarter) would have reduced the reported loss per share. The Registrant's shares presented in its financial statements presume full issuance of new Bradlees Common Stock, including the latest estimate of shares to be issued for claims not yet fully resolved, in accordance with the Company's plan of reorganization (the "Plan") confirmed by the Bankruptcy Court on January 27, 1999 plus shares issued upon exercise of warrants through October 30, 1999.

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

2. REORGANIZATION CASE AND FRESH-START
   REPORTING

The Plan contained distributable
value to creditors of approximately $162 million (as of the Effective Date) which consisted of approximately $15 million of administrative claim payments (including $4.5 million of professional fees accrued at January 30, 1999 and paid subsequent to the Effective Date); $14 million of cash distributions to the pre-Chapter 11 bank group and the unsecured creditors; a $40 million note primarily payable to the pre-Chapter 11 bank group, which was immediately paid down on the Effective Date by approximately $11 million from the proceeds of the modification of the lease terms of the Union Square, NY store; certain notes totaling $6.2 million; other distributions totaling $1.4 million; approximately 10 million shares of new Bradlees Common Stock with an estimated value as of the Effective Date of $85 million; and warrants allowing for the purchase of 1 million shares of Common Stock, exercisable at $7.00 per share and expiring February 2, 2004.

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

Subsequent to the filing of the Company's Disclosure
Statement and occurrence of the Effective Date, a number of events occurred which impacted the determination of equity value under fresh-start reporting, including but not limited to, the initial low trading prices of the new stock, information regarding the Company's fourth quarter 1998 performance and final 1999 financial plan, a settlement with a landlord regarding the disposition of the Union Square, NY leasehold interest and the liquidation of Caldor Corp., a major competitor of the Company. The Company employed a similar valuation method under fresh-start reporting to determine its equity value to that utilized by its independent financial advisor in the Disclosure Statement and arrived at an estimated equity value of $55 million.

During the Chapter 11 case, the
Company received Bankruptcy Court approval to make certain adequate protection payments to the pre-petition bank group.
Contractual interest expense not recorded on certain pre-petition debt totaled approximately $7.7 and $23.1 million for the third quarter and first three quarters of 1998, respectively.

3. RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents at October 31, 1998 represented certain funds received by the Company during the Chapter 11 case that were required to be restricted. These funds were utilized on the Effective Date for the consummation payments.

4. DEBT

 FINANCING FACILITY Prior to the Effective Date, the Company had a $250 million financing facility (the "Financing Facility") (of which $125 million was available for issuance of letters of credit) with BankBoston Retail Finance, Inc. ("BBNA") as agent, under which the Company was allowed to borrow for general corporate purposes, working capital and inventory purchases.
The Financing Facility consisted of (a) an up to eighteen-month debtor-in-possession revolving credit facility in the maximum principal amount of $250 million (the "DIP Facility") and, subject to meeting certain conditions, (b) an up to three-year post-emergence credit facility in the maximum principal amount of $250 million (as modified, the "Revolver" - see below). The outstanding amount under the DIP Facility was repaid on the Effective Date with proceeds from the Revolver. The Revolver is scheduled to expire on December 23, 2001.

 Trade and standby letters of credit outstanding under the Revolver were $7.1 and $21.5 million, respectively, as of October 30, 1999. Trade and standby letters of credit outstanding under the DIP Facility were $8.5 and $19.3 million, respectively, as of October 31, 1998.

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

 LEASE FINANCING
 OBLIGATION In July, 1999, New Horizons of Yonkers, Inc. ("New Horizons"), a subsidiary of Bradlees Stores, Inc. (Note 9), and 2500 CPA Associates, LLC ("CPA") entered into an agreement for the financing of New Horizon's leasehold interest in the Yonkers, NY store (the "Lease Financing Obligation"). Under this agreement, New Horizons received $17.5 million in exchange for the assignment of its leasehold interest to CPA and annual incremental payments of $2.6 million (including interest at an effective rate of 14.8%) under a sublease with CPA for a term of 35 years, including option periods. The Yonkers store continues to operate as a Bradlees store and the net proceeds (after certain fees) of $17.2 million were used to pay down $17.0 million of the Notes (see below) and $0.2 million of associated accrued interest.

 The Lease Financing Obligation is secured by (i) the leasehold interest in the Yonkers store, (ii) first priority liens on leasehold interests in three other named stores, as well as any net proceeds received upon any disposition(s) of such interests, and (iii) a standby letter of credit of $1.1 million.

 In addition, as a result of the lease financing transaction, the underlying Yonkers operating lease was converted to a capital lease with a $2.9 million obligation and associated capital lease asset. Also, the prior assets held for sale of $14 million for Yonkers (Note 7) were reclassified, with $3.4 million (representing the net book value of the store equipment and leasehold improvements) added to property excluding capital leases, net and $10.6 million (representing the remaining incremental lease value previously determined under fresh-start reporting) added to property under capital leases, net.

 9% CONVERTIBLE NOTES The 9% Convertible Notes (the "Notes") were issued by Bradlees Stores, Inc. Each Note will mature on February 3, 2004 and bears interest at the rate of 9% per annum from the date of issuance, payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 1999. The aggregate principal amount of the Notes outstanding as of October 30, 1999 was $12 million (which reflects the $17 million aggregate principal paydown in July discussed above and the $11 million aggregate principal amount that was pre-paid on the Effective Date).

 The Company has the right to redeem the Notes at any time, in whole or in part, subject to certain availability levels under the Revolver, by paying the holder the unpaid principal plus accrued and unpaid interest. The Company obtained an option to repurchase $9 million of the Notes at a discount (see below). The remaining outstanding Notes are secured by first priority liens on leasehold interests in three named stores (the "Collateral"), as well as any net proceeds received upon any disposition(s) of such interests.

 During the third quarter, the Company entered into a supplemental agreement with the holders of approximately $9.0 million, or approximately 75%, of the $12.0 million of the outstanding Notes (the "Discount Option Noteholders"). Under the agreement, the Company can repurchase (and currently expects to do so in December, 1999) the outstanding Notes held by the Discount Option Noteholders (the "Discount Option Notes") at a purchase price equal to 86% of the outstanding principal amount (i.e. a 14% discount, plus accrued interest, exercisable for a one-month period from December 1, 1999 through December 31, 1999 (the "Discount Option"). Each month thereafter the discount will decrease by 1% such that the discount will be fully eliminated by January 31, 2001. In consideration of the Discount Option, the Company agreed to pay the Discount Option Noteholders a premium on the closing date of the grant of the option equal to 0.5% of the outstanding principal amount of the Discount Option Notes, grant the Discount Option Noteholders second priority leasehold mortgages on the Collateral subject to substitution in certain circumstances, and provide a put option exercisable on or after February 3, 2003 to sell the Discount Option Notes to the Company at a price equal to the then outstanding principal amount of the Discount Option Notes, plus accrued interest. In accordance with applicable SEC rules, the Company had offered to enter into the supplemental agreement with all Noteholders and closed the offer on August 5, 1999.

 The first priority
liens on the Collateral secure indebtedness under the Notes equal to the sum of $6.5 million plus an amount from time to time equal to the amount of interest that would accrue on $6.5 million of principal amount of outstanding Notes from February 2, 1999 to the date of calculation of the extent of such lien.

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

   6. REORGANIZATION ITEMS

The Company provided for or incurred
the following expense and income items during the third quarter and year-to-date periods of 1999 and 1998, directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations:

                                       (000's)

                       -----------------------------------------
                        13 Weeks Ended        39 Weeks Ended
                       10/30/99  10/31/98    10/30/99   10/31/98
                       --------  --------    --------   --------
Professional fees      $     -   $2,250      $     -    $6,750
Interest income              -     (274)           -      (746)
Provision for occupancy
 and other store closing
 costs                       -        -         (778)        -
Net asset write-off          -        -            -       470
Gain on disposition of
 properties                  -        -            -    (1,873)
Provision for rejected
 leases                      -   (4,725)           -    (7,156)
                        ------    -----        -----    ------
                       $     -  $(2,749)       $(778)  $(2,555)
                        ======   ======        =====    ======

PROFESSIONAL FEES AND
INTEREST INCOME: Professional fees represented estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which were required to be paid by the Company while in Chapter 11). Interest income represented interest earned on cash invested during the Chapter 11 proceeding.

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

RESTRUCTURING
RESERVES: As of October 30, 1999, the Company had remaining reserves totaling approximately $3.2 million for costs associated with the prior closing and planned closing of stores and other restructuring activities. Approximately $1.8 million of restructuring costs were paid in the first three quarters of 1999. The majority of the remaining reserved costs are expected to be paid within a year.

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

Effective January 1,
1998, changes were made to the post-retirement plan that included the elimination of future benefits for active employees who do not become eligible by January 1, 2000, and a phase-out of the Company contributions over two years (at 50% per year beginning January 1, 1999) towards the cost of providing medical benefits to eligible retirees. Under SFAS No. 106, non-recurring amortization credits of $1.3 and $4.0 million were recorded in the third quarter and first three quarters of 1998, respectively, to reflect these changes to the post-retirement plan. As a consequence of the adoption of fresh-start reporting at January 30, 1999 (Note 2), no amortization credit has been recorded in 1999.

Pursuant to the Plan, the
Company agreed to grant options to purchase 750,000 shares of new Bradlees Common Stock to the Company's senior management. Those options were granted under the Bradlees, Inc. 1999 Stock Option Plan (the "Stock Plan") which allows for the granting of one million options, when their exercise price was determined in April, 1999 and will vest in one-third increments beginning on the date of grant and each of the two anniversaries following the date of grant. These options, of which 24,363 shares were forfeited through October, 1999, are exercisable for a period of five years from the date of grant. Compensation expense related to these options began to be recorded over the vesting period in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock issued to Employees" (intrinsic value method). Through October, 1999, additional options were granted to other members of management to purchase 137,050 shares, of which 8,800 shares were forfeited, of new Bradlees Common Stock at prices equal to the market prices of the Common Stock on the dates of the grants.

9. SUMMARIZED FINANCIAL INFORMATION FOR
   BRADLEES STORES, INC. AND NEW HORIZONS OF YONKERS, INC.

Under the Plan, Bradlees, Inc. issued
the new Bradlees Common Stock (Note 2) and Bradlees Stores, Inc. issued the Notes (Note 4). Bradlees, Inc. operates its stores through Bradlees Stores, Inc., a direct wholly-owned subsidiary. Bradlees, Inc. is guaranteeing the Notes issued by Bradlees Stores, Inc. Substantially all of the assets of the Company, on a consolidated basis, are held by Bradlees Stores, Inc. The following summarized financial information of Bradlees Stores, Inc. is presented in accordance with SEC Staff Accounting Bulletin 53 and Regulation S-X Rule 1-02 (bb):



                                                 (000's)
                                  ----------------------------------
                                   Oct. 30, 1999       Oct. 31, 1998
                                    -------------       ------------
Current Assets                        $357,836       |    $371,208
Noncurrent Assets                      182,531       |     283,441
Current Liabilities                    387,214       |     367,091
Payable to Bradlees, Inc.               55,288       |     189,734
Due to New Horizons of Yonkers, Inc.     7,008       |           1
Noncurrent Liabilities                 117,613       |      66,063
Liabilities Subject to                               |
 Settlement Under the                                |
 Reorganization Case                         -       |     328,557
Stockholders' Deficit                 $(26,756)      |   $(296,797)

                                              (000's)

                  -------------------------------------------------------
                  13 Wks ended   13 Wks ended   39 Wks ended  39 Wks ended
                  Oct.30, 1999   Oct.31, 1998   Oct.30, 1999  Oct.31,1998
                  ------------   ------------   ------------  -----------
Net Sales             $346,727 |     $312,133     $1,029,699 |   $906,385
Gross Margin           105,778 |       94,739        312,452 |    271,002
Loss from Continuing           |                             |
 Operations             (6,896)|       (7,313)       (26,756)|    (34,689)
Net Loss               $(6,896)|      $(7,313)      $(26,756)|   $(34,689)


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


                                                  (000's)
                                      -------------------------------
                                       Oct. 30, 1999   Oct. 31, 1998
                                       -------------   -------------
Property Under Capital Lease, net         $13,370    |       $   -
Due from Bradlees Stores, Inc.              7,008    |           1
Obligation Under Capital Lease              2,881    |           -
Lease Financing Obligation                 17,496    |           -
Stockholders' Equity                      $     1    |       $   1


                                           (000's)
                 --------------------------------------------------------
                 13 Wks ended   13 Wks ended   39 Wks ended   39 Wks ended
                 Oct. 30, 1999  Oct. 31, 1998  Oct. 30, 1999  Oct. 31, 1998
                 -------------  -------------  -------------  -------------
Rental Income            $975 |         $147       $1269     |        $441
Rent Expense               59 |          147         353     |         441
Amortization Expense      112 |            -         112     |           -
Interest Expense          725 |            -         804     |           -
Income from Continuing        |                              |
 Operations                79 |            -           -     |           -
Net Income               $ 79 |          $ -       $   -     |        $  -


10. SUBSEQUENT EVENTS

 On November 23, 1999, the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of common stock, par value $.01 per share. The dividend was payable on November 26, 1999 to the stockholders of record on November 26, 1999.

 The Board adopted the rights plan to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group which acquires 15% or more of Bradlees' outstanding common stock without the approval of the Board. The rights plan should not interfere with any merger or other business combination approved by the Board.

 The Company also has elected to be
governed by Section 50A of Chapter 156B of the General Laws of the Commonwealth of Massachusetts, which, among other things, requires that the Company have a classified Board of Directors.

 For those interested in the specific terms of the rights plan as made between the Company and BankBoston, N.A., as the Rights Agent, and the Company's election to be governed by Section 50A, reference can be made to the Company's Form 8-K or Form 8-A filed with the SEC on November 30, 1999.

 On December 3, 1999, the SEC
released Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue, including layaway sales and the presentation of leased sales, in financial statements filed with the SEC. SAB No. 101 must be applied no later than the first quarter of the fiscal year beginning January 30, 2000.
The Company is currently evaluating the impact of SAB No.101 on its financial statements.

                               BRADLEES, INC.
                              AND SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

                           Results of Operations
                           ---------------------

 Results of operations, summarized in
millions of dollars (except per share amounts) and expressed as a percentage of net sales (on next page), were as follows for the 13 weeks and 39 weeks ended Octobe 1999 ("Third Quarter 1999" and "Year-to-Date 1999", respectively) and for the 13 weeks and 39 week ended October 31, 1998 ("Third Quarter 1998" and
"Year-to-Date 1998", respectively):

                    13 Weeks Ended             39 Weeks Ended
                    --------------             --------------
            Oct. 30, 1999 Oct. 31, 1998 Oct. 30, 1999 Oct. 31, 1998
            ------------- ------------- ------------- -------------
             Registrant    Predecessor   Registrant   Predecessor
             ----------    -----------   ----------   -----------
(Dollars in millions except per share amounts)
Total sales    $ 358.4 |      $ 323.1    $ 1,065.2  |    $ 939.2
Leased dept.           |                            |
 sales            11.7 |         11.0         35.5  |       32.8
               ------- |      -------      -------  |     ------
Net sales        346.7 |        312.1      1,029.7  |      906.4
Cost of goods          |                            |
 sold            240.9 |        217.4        717.2  |      635.4
               ------- |      -------      -------  |     ------
Gross margin     105.8 |         94.7        312.5  |      271.0
Leased dept.           |                            |
 and other oper.       |                            |
 income            3.4 |          3.2         10.0  |        9.3
               ------- |      -------      -------  |     ------
                 109.2 |         97.9        322.5  |      280.3
Selling, store         |                            |
 operating,            |                            |
 administrative &      |                            |
 distribution          |                            |
 expenses        101.7 |         95.7        307.6  |      280.9
Depreciation and       |                            |
 amortization          |                            |
 expense           6.6 |          7.8         21.1  |       24.4
Loss on dispos.        |                            |
 of properties       - |            -            -  |        0.2
Interest and debt      |                            |
 expense           7.8 |          4.4         21.8  |       12.0
Reorg. items         - |         (2.8)        (0.8) |       (2.6)
                 ------|       -------      ------- |     -------
Net loss        $ (6.9)|       $ (7.2)      $(27.2) |     $(34.6)
                =======|       =======      ======= |     =======
Basic & diluted        |                            |
 net loss per          |                            |
 share         $ (0.69)|      $ (0.64)      $(2.73) |     $(3.06)
               ========|      ========      ======= |     =======
Total sales            |                            |
 increase (decrease)   |                            |
  All stores      10.9%|         -5.6%        13.4% |        0.9%
  Comparable           |                            |
   stores         10.5%|         -2.0%        14.2% |        4.7%
                       |                            |
Number of stores in    |                            |
operation at end of    |                            |
period             104 |          103          104  |        103

                        BRADLEES, INC.
                      AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)
---------------------------------
                     13 Weeks Ended              39 Weeks Ended
             Oct. 30, 1999 Oct. 31, 1998 Oct. 30, 1999 Oct. 31, 1998
             ------------- ------------- ------------- -------------
              Registrant    Predecessor   Registrant    Predecessor
             ------------- ------------- ------------- -------------
As a percentage of net sales,
 results were as follows:
Net sales       100.0%|       100.0%        100.0% |     100.0%
Cost of goods         |                            |
 sold            69.5 |        69.6          69.7  |      70.1
               ------ |      ------        ------  |     -----
Gross margin     30.5 |        30.4          30.3  |      29.9
Leased depart.        |                            |
 and other            |                            |
 oper. income     1.0 |         1.0           1.0  |       1.0
               ------ |      ------        ------  |     -----
                 31.5 |        31.4          31.3  |      30.9
Selling, store        |                            |
 operating,           |                            |
 admin. and           |                            |
 distribution         |                            |
 expenses        29.3 |        30.7          29.9  |      31.0
Depreciation &        |                            |
 amortization         |                            |
 expense          1.9 |         2.5           2.0  |       2.7
Loss on dispos.       |                            |
 of properties      - |           -             -  |       0.2
Interest & debt       |                            |
 expense          2.3 |         1.4           2.1  |       1.3
Reorganization        |                            |
 items              - |        (0.9)         (0.1) |      (0.3)
              ------- |      -------       ------- |   --------
Net loss        (2.0)%|        (2.3)%        (2.6)%|      (3.8)%
              ========|      ========      ========|   ========

 Certain statements incorporated by reference or made in this report are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When we use the words "anticipate," "assume," "believe," "estimate," "expect," "intend" and other similar expressions in this report, they are generally intended to identify forward-looking statements. In connection, with such forward-looking statements, you should consider that they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: international, national, regional and local economic and political conditions; demographic changes; changes in competition (including new competition in former Caldor locations opened in Fall 1999 or expected to open in Spring
2000); unfavorable changes in interest rates; Year 2000 issues; unfavorable weather conditions; loss of significant vendors; availability of adequate overseas transportation; liability and other claims asserted against us; fluctuations in operating results; increased costs of key resources; continued acceptance of merchandising and marketing initiatives; changes in consumer spending and shopping habits; availability of new store sites; changes in import duties, tariffs and quotas; changes in business strategy; the ability to negotiate mutually acceptable collective bargaining agreements; the ability to attract and retain qualified personnel; and those risks and uncertainties contained under the heading "Risk Factors" beginning on page 8 of the Company's Registration Statement on Form S-1, as amended from time to time, as filed with the SEC.

 Since fresh-start reporting has been reflected in the accompanying condensed financial statements (Note 2) as of October 30, 1999 and for Third Quarter and Year-to-Date 1999, those statements are not comparable in certain material respects to the condensed consolidated financial statements as of October 31, 1998 and for Third Quarter and Year-to-Date 1998. Accordingly, a black line has been drawn between the Registrant's financial statements and the Predecessor's financial statements. We have attempted to indicate, where feasible, the major effects on comparability from fresh-start reporting in the following discussion and analysis of financial condition and results of operations for Third Quarter and Year-to-Date 1999.

THIRD QUARTER 1999 COMPARED TO
THIRD QUARTER 1998

Total sales for Third
Quarter 1999 increased $35.3 million or 10.9% from Third Quarter 1998 due primarily to an increase of 10.5% in comparable store sales (including leased shoe department sales). In addition, two new stores were opened in October, 1999. We believe that the increase in comparable store sales was due mostly to continued favorable customer response to our merchandising and marketing initiatives and the first-quarter liquidation of one of our major competitors (Caldor Corp.).

Over the last two years, we have lowered opening price points, developed more item-intensive and price-point oriented circular ad offerings, introduced certain convenience and commodity products, and implemented and expanded two successful programs: "Certified
Value" (highlights highly recognizable items at competitive everyday prices) and "WOW" (integrates targeted and mostly unadvertised opportunistic purchases). We had strong sales of both hardlines and softlines merchandise in Third Quarter 1999, with hardlines merchandise experiencing the larger increase. Comparable store sales increased 4.9% during the fiscal month of November, 1999, which had unseasonably warm weather that negatively impacted sales. The Company also discontinued one seasonal promotional event in November, 1999 as compared to November, 1998.

Gross margin increased $11.1 million in Third Quarter 1999 compared to Third Quarter 1998 due to the higher sales and a slightly higher gross margin rate (30.5% vs. 30.4%). Leased department and other operating income increased $0.2 million but remained the same as a percentage of net sales in Third Quarter 1999 compared to Third Quarter 1998.

Selling, store operating, administrative and distribution ("SG&A") expenses increased $6.0 million but dropped 1.4% as a percentage of net sales (due to the improved sales performance) in Third Quarter 1999 from Third Quarter 1998. The higher SG&A expenses were primarily due to store and distribution expenses associated with staffing requirements to handle the higher sales volume and satisfy customer demand and a $1.3 million credit in the Third Quarter 1998 benefits expense that resulted from a reduction in retiree medical benefits (Note 8). In addition, preopening expenses of $1.2 million were incurred in Third Quarter 1999 for the two new stores.

Depreciation and amortization expense declined $1.2 million or 0.6% as a percentage of net sales in Third Quarter 1999 from Third Quarter 1998 due primarily to the impact of fresh-start reporting.

Interest and debt expense increased $3.4 million or 0.9% as a percentage of net sales in Third Quarter 1999 from Third Quarter 1998. This increase was due to $2.3 million of noncash interest expense resulting from the amortization of the discount associated with the unfavorable lease liability recorded under fresh-start reporting, interest of $0.6 million on the Lease Financing
Obligation (Note 4) and interest of $0.4 million on the new notes issued under the plan of reorganization.

The reorganization credit of $2.8 million in Third Quarter 1998 was directly associated with the Chapter 11 proceedings and is discussed in Note 6.

We did not record an income tax provision in Third Quarter 1999 due to the current expectation of no income tax expense or benefit in 1999. There was also no income tax expense or benefit recorded in Third Quarter 1998.

 YEAR-TO-DATE 1999 COMPARED TO YEAR-TO-DATE 1998

Year-to-Date 1999 total sales increased $126.0 million or 13.4% from Year-to-Date 1998 due to this year's 14.2% increase in comparable store sales and the two new stores opened in October, partially offset by the impact from the closing of five stores in the first quarter of 1998 and one store in the first quarter of 1999. We believe that the Year-to-Date 1999 increase in comparable store sales was due primarily to the same factors discussed above for Third Quarter 1999. We had strong increases in Year-to-Date 1999 sales of both hardlines and softlines merchandise, with hardlines merchandise experiencing the larger increase.

Gross margin increased $41.5 million in Year-to-Date 1999 compared to Year-to-Date 1998 due primarily to the higher sales and a higher gross margin rate (30.3% vs. 29.9%). The improved year-to-date gross margin rate was principally the result of a lower markdown rate which related, in part, to the strong sales performance. Leased department and other operating income increased $0.7 million due mostly to improved leased shoe department sales but stayed the same as a percentage of net sales due to the strong overall sales growth (which exceeded the leased department sales growth).

Year-to-Date 1999 SG&A expenses increased $26.7 million but dropped 1.1% as a percentage of net sales (due to the improved sales performance) from Year-to-Date 1998. The higher SG&A expenses were primarily due to the incremental expenses incurred to handle the higher sales volume as discussed above for Third Quarter 1999 and a $4.0 million credit in the Year-to-Date 1998 benefits expense that resulted from a reduction in retiree medical benefits (Note 8).

Depreciation and amortization expense
declined $3.3 million or 0.7% as a percentage of net sales in Year-to-Date 1999 from Year-to-Date 1998 due primarily to the impact of fresh-start reporting.

Interest and debt expense increased $9.8 million or 0.8% as a percentage of net sales in Year-to-Date 1999 from Year-to-Date 1998. This increase was due primarily to $7.0 million of noncash interest expense resulting from the amortization of the discount associated with the unfavorable lease liability recorded under fresh-start reporting and interest of $1.9 million on the new notes issued under the plan of reorganization.

Reorganization credits of
$0.8 and $2.6 million in Year-to-Date 1999 and 1998, respectively, were directly associated with the Chapter 11 proceedings and are discussed in Note 6.

We did not record an income
tax provision in Year-to-Date 1999 due to the current expectation of no income tax expense or benefit in 1999. There was also no income tax expense or benefit recorded in Year-to-Date 1998.

LIQUIDITY AND CAPITAL RESOURCES

We had outstanding borrowings of $158.2 million at October 30, 1999, exclusive of the issuance of letters of credit, under our $270 million Revolver (Note 4) compared to outstanding borrowings of $157.4 million at October 31, 1998, exclusive of the issuance of letters of credit, under the DIP Facility (Note 4). Peak and average Revolver borrowings were $165 and $132 million, respectively, in Year-to-Date 1999 compared to $162 and $116 million under the DIP Facility, respectively, in Year-to-Date
1998. The associated weighted average interest rate in Year-to-Date 1999 (7.44%) declined from the same prior-year period (7.93%). The increase in average borrowings since the end of Third Quarter 1998 related primarily to reorganization expenses paid since that period.

The amount available to borrow in the fourth quarter of 1999 is currently expected to peak at approximately $270 million in November, 1999 and average approximately $235 million. We currently expect borrowings under the Revolver in the fourth quarter to peak at $172 million in November, 1999 and average approximately $140 million, while total outstanding letters of credit under the Revolver are expected to peak at approximately $32 million in January, 2000 and average approximately $30 million.

Other than payments made to certain pre-petition creditors approved by the Bankruptcy Court (Note 2), payments on indebtedness, exclusive of certain capital lease obligations, incurred prior to the Filing were not made until after consummation of our plan of reorganization. Virtually all of our pre-petition indebtedness was subject to settlement under the reorganization case.

In Year-to-Date 1999, cash used by operations before reorganization items was $12.7 million, compared to $48.8 million of cash used by operations before reorganization items in Year-to-Date 1998. This improvement in year-to-date cash from operating activities was due primarily to the improvement in operating results and improved vendor payment terms. Net cash used by reorganization items in Year-to-Date 1999 of $9.9 million was comprised of Chapter 11-related professional fee payments of $8.1 million and store closing and severance costs of $1.8 million.

Inventories at October 30, 1999 increased $4.6 million from October 31, 1998, due primarily to the two new stores and increased $91.2 million from January 30, 1999 due primarily to a normal seasonal build-up.

Accounts payable at October 30, 1999, increased $21.7 million from October 31, 1998 due to improved vendor payment terms and a higher level of merchandise purchases and increased $81.8 million from January 30, 1999 due to the associated normal seasonal build-up of inventories, a higher level of merchandise purchases and improved vendor payment terms.

Accrued expenses were $3.6 million lower than at October 31, 1998 due primarily to this year's discontinuance of accruals for Chapter 11 professional fees. Accrued expenses at October 30, 1999 were $9.7 million lower than at January 30, 1999 due principally to payments made against reserves established prior to 1999 for Chapter 11 professional fees and employee severance and termination benefits and store closing costs.

We incurred capital expenditures,
excluding lease acquisition costs of $1.3 million for two former Caldor stores opened in October, 1999, of $17.1 million in Year-to-Date 1999 (compared to $10.4 million in Year-to-Date
1998), primarily for a warehouse management system (which was implemented in August, 1999 in our Edison, NJ distribution center), remodeling of the two new stores and various other store and distribution center improvements. For all of 1999, we expect total capital expenditures (including the lease acquisition costs) to be approximately $25 million, which is an allowed amount under an amendment to our Revolver obtained in September. These 1999 capital expenditures are primarily for the warehouse management system and other management information systems, remodeling of three new stores (including an additional former Caldor store on Staten Island, NY to be opened in April, 2000 under an operating lease) and various other store and distribution center improvements. We currently expect to finance these expenditures through internally-generated funds.

We believe that the availability under our Revolver, together with our available cash and expected cash flows from 1999 operations and beyond, will enable us to fund our expected needs for working capital, capital expenditures and debt service requirements. We expect to utilize internally generated funds and/or funds available under the Revolver in December, subject to minimum availability requirements, to prepay certain of the Notes (Note 4) currently remaining outstanding. An extraordinary gain of approximately $1 million is expected to be recorded at the time of the prepayment. Our ability to meet our financial obligations, make planned capital expenditures and implement our strategic initiatives will depend on our future operating performance, which will be subject to financial, competitive, economic and other factors affecting the industry and our operations, including factors beyond our control.
Further improvements in operating profitability and achievement of expected cash flows from operations are necessary to provide adequate liquidity and are dependent upon our attainment of comparable store sales increases, along with gross margin and expense levels that are reasonably consistent with our financial plans.

YEAR 2000 READINESS DISCLOSURE

  The Year 2000 project is virtually complete and the cost of remediation totaled approximately $4.1 million, including $1.7 million incurred in Year-to-Date 1999 that was included in SG&A expenses. All software replacement or remediation was virtually complete as of the end of Third Quarter 1999. Successful tests have been performed of all major systems.

 In 1998, to address compliance of our information technology systems, we contracted with a major outside consulting firm to provide the resources required to identify Year 2000 issues and remediate our systems as necessary. In some cases, non-compliant software has been replaced through upgrades provided by manufacturers of the respective software or by installation of compliant replacement systems. We also addressed embedded systems and computer-controlled devices in our stores, distribution centers and central office and we are taking the necessary steps to ensure Year 2000 compliance. As of October, 1999, the Year 2000 project was approximately 99% complete, excluding the third-party compliance evaluation discussed below.

 We believe that the critical systems we
operate are now substantially Year 2000 compliant and that we are not likely to encounter significant internal operational problems. However, there is no guarantee that a Year 2000 related failure will not arise. This is due to the uncertainty surrounding potential third-party related Year 2000 problems, as well as our potential failure to discover all of our own susceptible internal systems. The risk to us resulting from the failure of third-party or internal systems is similar to other retailers and, for the most part, to other businesses. We took steps to minimize this risk by surveying our suppliers and business partners to assess their Year 2000 readiness, and their responses are being analyzed for any necessary action.

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

 While we expect our efforts will provide reasonable assurance that material disruptions will not occur, the potential for disruptions cannot be fully identified. We therefore have developed contingency plans that will provide for alternative courses of action to mitigate material individual system or process failures due to Year 2000 issues. At this time, we cannot estimate the additional cost, if any, that might be incurred from the implementation of such contingency plans.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There have been no material changes in our market risk associated with our financial instruments. We are exposed to such market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.

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



                                 BRADLEES, INC.
                               AND SUBSIDIARIES

                         PART II - OTHER INFORMATION

  Item 6. - Exhibits and Reports on Form 8-K

  (a)Index to Exhibits

       Exhibit No.             Exhibit                      Page No.
       -----------             -------                      -------

           10       Second Amendment to Credit Agreement       27
                     dated as of September 22, 1999, among
                     reorganized Bradlees Stores, Inc.,
                     reorganized Bradlees, Inc. and
                     BankBoston, N.A., as Agent.

           15       Letter re:  unaudited interim              36
                     financial information.

  (b) Reports on Form 8-K

           The following report on Form 8-K was filed during the quarterly period ended October 30, 1999:

               Date of Report   Date of Filing   Item Number  Description
               --------------   --------------   -----------  -----------

              August 20, 1999   August 20, 1999       5       Disclosure of
                                                              second quarter
                                                              1999 results
                                                              compared to
                                                              plan.


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

       Date:  December 13, 1999       By  /s/ PETER THORNER
                                          Peter Thorner
                                          Chairman and
                                          Chief Executive Officer

       Date:  December 13, 1999      By   /s/ CORNELIUS F. MOSES III
                                          Cornelius F. Moses III
                                          Senior Vice President, Chief
                                          Financial Officer



                                                          EXHIBIT 10
                    SECOND AMENDMENT TO
                     CREDIT AGREEMENT

      SECOND AMENDMENT (this
"Amendment"), dated as of September 22, 1999, among reorganized BRADLEES STORES, INC., a Massachusetts corporation (the "Borrower"), reorganized BRADLEES, INC., a Massachusetts corporation ("BI"), and each of the other guarantors listed in
Schedule 3.04 to the Credit Agreement (as defined below) (together with BI, each a "Guarantor" and collectively, the "Guarantors"), and the Lenders party to the Credit Agreement referred to below. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement.

  W I T N E S S E T H

      WHEREAS, the
Borrower, BI, the Guarantors, the financial institutions party to the Credit Agreement as lenders (the "Lenders"), BankBoston, N.A., as issuer of Letters of Credit, as administrative agent (the "Administrative Agent"), and as agent for the Tranche B Lenders, BankBoston Retail Finance, Inc., as collateral agent (the "Collateral Agent"), and the CIT Group/Business Credit, Inc. and Congress Financial Corporation (New England), each as co-agents, are parties to that certain Revolving Credit and Guaranty Agreement, dated as of February 2, 1999, as amended by that certain First Amendment to Credit Agreement, dated as of March 24, 1999 (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement");

     WHEREAS, the Borrower
has requested that the Lenders agree to certain amendments to the Credit Agreement as more fully set forth below; and

     WHEREAS, subject to the
terms and conditions set forth below, the Lenders are willing to agree to such amendments.

     NOW, THEREFORE, in
consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby agree as follows:

       1. Amendments.
          ----------

(a)  Section
5.17 of the Credit Agreement is amended by deleting "$6,000" in the sixth line thereof and replacing it with "$9,000".

(b)  Section
6.04 of the Credit Agreement is amended by (i) deleting
"$20,000,000" wherever it appears therein and replacing it with "$25,000,000" and (ii) inserting the following text at the end of such Section:

"Notwithstanding the foregoing, to the extent BI receives any cash proceeds (the "Equity Proceeds") from the issuance
(the "Equity Issuance") by BI of any of its equity securities in a transaction not otherwise prohibited under this Credit Agreement, the Equity Proceeds may be used by the Credit Parties for Capital Expenditures without counting such Capital Expenditures against the dollar limits set forth in the immediately preceding sentence;
provided that, (i) the Administrative Agent shall have received fully executed copies of all instruments, agreements and other documents which relate to such Equity
Issuance (excluding copies of the certificates representing the securities so issued, other than a specimen thereof),
(ii) as required by the Loan Documents, pending any expenditure of such Equity Proceeds permitted under this Credit Agreement, all Equity Proceeds are held by the Collateral Agent as Collateral for the Obligations pursuant to documentation reasonably satisfactory to the Collateral
Agent, (iii) at the end of each month in which any Capital
Expenditures are made from such Equity Proceeds, the Administrative Agent receives from the Borrower a written statement of the amount of such Capital Expenditures made during such month and a certification from an officer of the Borrower that such expenditures were for Capital
Expenditures, and (iv) during the period that any Equity
Proceeds are being held by the Collateral Agent as provided above, to the extent that the Borrower or any other Credit
Party makes any expenditure that, historically, is outside of the Borrower's or such Credit Party's ordinary course of business (as reasonably determined by the Administrative
Agent) that is not a Capital Expenditure, the full amount of such expenditure shall be deducted from the amount of such Equity Proceeds that may be utilized for Capital
Expenditures in excess of the amounts set forth in the immediately preceding sentence."

(c)  The definition of "Change of Control" set forth in
Section 1.01 of the Credit Agreement is hereby amended as follows:

   (i) The parenthetical phrases "(other than Gabriel and Elliott and their respective Affiliates)" and "(or, in the case only of direct purchasers from Gabriel or Elliott of shares of voting securities of BI owned by Gabriel or Elliott on the Plan Effective Date, 50%)" are hereby deleted; and

   (ii) Effective after the election of members of the Board of Directors of BI at BI's regular shareholders meeting in calendar year 2000, the term "Plan Effective
Date" in clause (b) thereof shall be replaced with the term
"2000 Meeting Date".

(d) The following definition shall be added to the Credit Agreement in proper alphabetical sequence:

""2000 Meeting Date" shall mean the date of BI's
--------------------
regular shareholders meeting in calendar year 2000."

2. Conditions Precedent.  The amendments contained in Sections
   --------------------
1 and 2 above are subject to, and contingent upon, the prior satisfaction of each of the following conditions:

(a) the Administrative Agent shall have received duly executed counterparts hereof signed by the Credit Parties and the Required Lenders;

(b) all representations and warranties of the Credit
Parties contained herein shall be true and correct in all material respects as of the date of this Amendment; and

(c) in consideration for the amendments contained in Sections 1(a) and 1(b) above, the Borrower shall have paid to the Administrative Agent in immediately available funds, for the ratable benefit of the Lenders executing this Amendment, a nonrefundable amendment fee of $135,000.

3.Representations and Warranties.  The Credit Parties hereby
 --------------------------------
represent and warrant to the Lenders as follows:

(a) As of the date hereof, the representations and warranties contained in the Credit Agreement and the other
Loan Documents are true and correct in all material respects after giving effect to this Amendment as though made on and as of such date, except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and correct on and as of such earlier date);

(b) after giving effect to this Amendment, no event has occurred and is continuing which constitutes an Event of Default or an Event of Super-Default;

(c) each of the Credit Parties has the corporate power and authority to execute, deliver and perform the terms and provisions of this Amendment and the transactions contemplated hereby, and has taken or caused to be taken all necessary actions to authorize the execution, delivery and performance of this Amendment and the performance of the transactions contemplated hereby;

(d) except for those that have been obtained, no consent of any other Person and no action of or filing with any Governmental Authority is required to authorize, or is otherwise required in connection with, the execution, delivery and performance of this Amendment and the performance of the transactions contemplated hereby;

(e) this Amendment has been duly executed and delivered on behalf of each of the Credit Parties and constitutes the legal, valid and binding obligation of each Credit
Party, enforceable in accordance with its terms; and

(f) the execution, delivery and performance of this Amendment will not violate any law, statute or regulation, or any order or decree of any Governmental Authority, or conflict with, or result in the breach of, or constitute a default under, any material contract by which any Credit
Party is bound or the articles of incorporation or bylaws of any Credit Party.

4. Effect of Amendment. Except as specifically provided herein, this Amendment does not in any way affect or impair the terms, conditions and other provisions of the Credit Agreement or the other Loan Documents, and all such terms, conditions and other provisions of such documents shall remain in full force and effect. The amendments contained herein are limited to the specific provisions and circumstances described and shall not be deemed to (i) be a waiver or amendment of any other term or condition of the Credit Agreement or any other Loan Document or
(ii) prejudice any rights not specifically addressed herein which the Administrative Agent, the Collateral Agent or any Lender may now have or may have in the future under the Credit Agreement or any other Loan Document.

5. Counterparts. This Amendment may be executed in any number of counterparts, each of which shall be deemed an original, and all of which taken together shall be deemed to constitute one and the same instrument. Delivery of an executed signature page of this Amendment by facsimile transmission shall be effective as delivery of a manually executed counterpart hereof.

6. Severability.  Any provision of this
Amendment that is prohibited or unenforceable in any jurisdiction for any reason shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. If this Amendment is deemed invalid or unenforceable with respect to any Credit Party which is a party hereto, this Amendment shall remain valid and enforceable with respect to all other Credit Parties party hereto.

7. Governing Law. THIS AMENDMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK WITHOUT
GIVING EFFECT TO THE CHOICE OF LAW PRINCIPLES THEREOF.

8. Headings. Section headings are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the day and the year first above written.

BRADLEES STORES, INC.,
as Borrower

By: /s/PAUL R. MCKELVEY
Name:  Paul R. McKelvey
Title: Vice President - Treasurer

GUARANTORS:
BRADLEES, INC.,
as a Guarantor

By: /s/PAUL R. MCKELVEY
Name:  Paul R. McKelvey
Title: Vice President - Treasurer

NEW HORIZONS OF YONKERS, INC.,
as a Guarantor

By: /s/PAUL R. MCKELVEY
Name:  Paul R. McKelvey
Title: Vice President - Treasurer

LENDERS:

BANKBOSTON, N.A.,
as a Lender

By: /s/FRANCIS O'CONNOR
Name:  Francis O'Connor
Title: Vice President
Address:100 Federal Street, 9th Floor
       Boston, MA 02110

BANKBOSTON, N.A.,
as a Lender

By: /s/ROBERT DEANGELIS
Name:  Robert DeAngelis
Title: Senior Vice President

FINOVA CAPITAL CORPORATION
as a Lender

By: /s/JASON S. ITO
Name:  Jason S. Ito
Title:Authorized Signer

FIRSTRUST BANK
as a Lender

By: /s/BRYAN T. DENNEY
Name:  Bryan T. Denney
Title: Vice President

FOOTHILL CAPITAL CORPORATION
as a Lender

By: /s/TODD R. NAKAMOTO
Name:  Todd R. Nakamoto
Title: Vice President

FREMONT FINANCIAL CORPORATION
as a Lender

By: /s/RUTH YANG
Name:  Ruth Yang
Title: Authorized Signer

GENERAL ELECTRIC CAPITAL
CORPORATION
as a Lender

By: /s/CHARLES D. CHIODO
Name:  Charles D. Chiodo
Title: Authorized Signature

LASALLE BUSINESS CREDIT, INC.,
as a Lender

By: /s/WILLIAM A. STAPEL
Name:  William A. Stapel
Title: F. V. P.

NATIONAL CITY COMMERCIAL
FINANCE, INC.,
as a Lender

By: /s/PAUL H. WEYBRECHT
Name:  Paul H. Weybrecht
Title: Vice President

THE CIT GROUP/BUSINESS CREDIT, INC.,
as a Lender

By: /s/JAMES CONHEENEY
Name:  James Conheeney
Title: Vice President

JACKSON NATIONAL LIFE INSURANCE
COMPANY
as a Lender

By: /s/MICHAEL J. WILLIAMS
Name:  Michael J. Williams
Title: Vice President

RECEIPT ACKNOWLEDGED:

BANKBOSTON, N.A.,
as Administrative Agent, as Tranche B. Agent, and as Issuing Bank

By: /s/ROBERT DEANGELIS
Name:  Robert DeAngelis
Title: Senior Vice President

BANKBOSTON RETAIL FINANCE, INC.,

By: /s/ROBERT DEANGELIS
Name:  Robert De Angelis
Title: Senior Vice President



                                                Exhibit 15

December 13, 1999

Bradlees, Inc.
One Bradlees Circle
Braintree, Massachusetts 02184

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Bradlees, Inc., and subsidiaries for the 13-week and 39-week periods ended October 30, 1999 and October 31, 1998 as indicated in our report dated November 17, 1999, which included an explanatory paragraph relating to the Company's emergence from bankruptcy on February
2, 1999, and adoption of "fresh-start reporting."   Because we
did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended October 30, 1999, is incorporated by reference in Registration Statement No. 333-77555.

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