Form 10-K
period 2000-01-29
BRADLEES INC
filed 2000-04-27
CIK 887356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2000        Commission File Number 1-11134

                            ------------------------

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

                     Common Stock, $.01 Par Value Per Share
                        Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _ Not applicable _

Aggregate market value of the voting stock held by non-affiliates of the Registrant at April 10, 2000: $52,204,569

Number of shares of the Registrant's common stock outstanding as of April 10, 2000: 9,820,785 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's 1999 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       Page 1 of 55 (excluding Exhibits)

                        BRADLEES, INC. AND SUBSIDIARIES

    Certain statements incorporated by reference or made in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When we use the words "anticipate," "assume," "believe," "estimate," "expect," "intend" and other similar expressions in this report, they are generally intended to identify forward-looking statements. In connection with such forward-looking statements, you should consider that they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: international, national, regional and local economic and political conditions; demographic changes; changes in competition (including new competition in former Caldor locations opened in Fall 1999 or expected to open in 2000); unfavorable changes in interest rates; unfavorable weather conditions; loss of significant vendors; availability of adequate overseas transportation; liability and other claims asserted against us; fluctuations in operating results; increased costs of key resources; continued customer acceptance of merchandising and marketing initiatives; changes in consumer spending and shopping habits; availability of new store sites; changes in import duties, tariffs and quotas; the ability to distribute and ship merchandise to our stores in a timely and efficient manner; changes in business strategy; the ability to negotiate mutually acceptable collective bargaining agreements; and the ability to attract and retain qualified personnel.

    Since fresh-start reporting was reflected in the Consolidated Financial Statements (included elsewhere in this Form 10-K) as of January 30, 1999 and for the fiscal year ended January 29, 2000 ("1999"), the statements as of and for those periods, respectively, are not comparable in certain material respects to prior periods presented. Accordingly, a black line has been drawn between the Registrant's financial information and the Predecessor's financial information. We have attempted to indicate, where feasible, the major effects on comparability from fresh-start reporting.

                                     PART I

ITEM 1.  BUSINESS

    Bradlees, Inc. and subsidiaries (collectively "Bradlees" or the "Company") operate 104 discount department stores as of April, 2000 (excluding our new Staten Island store that will have its grand opening in early May, 2000) in seven states in the Northeast, primarily in the heavily populated corridor running from the Boston to the Philadelphia metropolitan areas. Headquartered in Braintree, Massachusetts, we have been active in the discount department store business for over 40 years. We filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 23, 1995 (the "Filing"). Prior to emerging from Chapter 11 on February 2, 1999 (the "Effective Date"), we operated our business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Events leading to the Filing and subsequent management change are discussed below.

    EVENTS LEADING TO THE FILING. During the early 1990's, our business strategy relied heavily on opening new stores, remodeling existing locations and competing on the basis of price. From 1992 to January, 1995, we opened 15 new stores (10 in 1994) and remodeled 41 stores at a total capital cost of $182 million. The new stores were generally larger stores with rents that substantially exceeded the chain average rent per square foot. Some of the new stores were also multilevel facilities which further increased their operating costs when compared with our other prototypical stores. The store expansion and remodeling program marginally increased sales while gross margins declined and operating expenses increased. Our declining operating performance, coupled with the aggressive expansion program, began to erode our liquidity. Our liquidity further eroded in May and June, 1995 because of the unwillingness of factors and vendors to continue to extend trade credit. Unable to obtain sufficient financing to satisfy factor and vendor concerns, we were compelled to seek Bankruptcy Court protection on June 23, 1995.

    MANAGEMENT CHANGE. In 1995, we began to implement a strategy to position the Company between traditional discount department stores and department stores. Some of the initiatives associated with this strategy resulted in significant sales and margin declines and large operating losses, especially the relatively rapid introduction of higher-price points, an aggressive clearance markdown policy, costly promotions of the Bradlees credit card and associated elimination of our layaway program, elimination of certain basic convenience and commodity items that are generally sold in discount department stores, and costly changes in the Company's advertising strategy. In late December, 1996, our former Board of Directors appointed Peter Thorner as Chairman, CEO and President, replacing the former Chairman and CEO, Mark Cohen. Prior to joining Bradlees, Mr. Thorner led the successful turnaround of Ames Department
Stores, Inc. In 1997, Mr. Thorner hired Robert Lynn as President and Chief Merchandising Officer and Mr. Lynn was appointed President and Chief Operating Officer in 1998. Mr. Lynn previously served as President and Chief Executive Officer of the United States division of F. W. Woolworth.

    BUSINESS STRATEGY. We made the following key modifications to our business strategy during 1997 and 1998 to enhance profitability, improve customer service and complete our reorganization: (a) reintroduced lower opening price points in a comprehensive variety of merchandise categories to enhance value and increase customer traffic; (b) reduced costly promotional events and thereby eliminated or reduced the likelihood of substandard profit margins; (c) reintroduced certain basic convenience and commodity products that are typical of assortments carried by discount department stores; (d) reinstituted a layaway program while better controlling promotions of the Bradlees credit card, and installed new in-store directional and departmental signage; (e) revised the Company's markdown policy to be based on product rate of sale; (f) modified weekly ad circulars to achieve more item-intensive and price-point oriented ad offerings;
(g) introduced both a "Certified Value" program that highlights certain key recognizable items at competitive everyday prices and a "WOW!" program which integrates targeted and mostly unadvertised opportunistic purchases; (h) closed unprofitable stores; and (i) significantly reduced overhead while improving operating efficiencies.

    We continued our efforts to improve our sales and profitability in 1999, including the expansion of both the "Certified Value" and "WOW!" programs that have been particularly successful. In April, 2000, we are implementing a "Silver Circle" program that highlights various senior citizen (62 years or older) offerings, including a 10% discount on all purchases each Tuesday and Wednesday. We will continue to show our entire weekly ad circular and certain other sale offerings on our web site, www.bradlees.com, however there are no near-term plans to sell more than a limited number of items directly from the web site.

    We are focusing on three core product lines: moderately-priced basic and casual apparel, basic and fashion items for the home, and edited assortments of frequently purchased commodity and convenience products. We are committed to quality and fashion, especially in apparel and home furnishings, and to superior customer service, to further improve sales and operating profitability and to differentiate us from our discount department store competition. We believe we can strategically leverage our traditional strengths in the fashion and quality content of our apparel and decorative home product offerings while driving customer traffic with selected hardlines merchandise.

    MERCHANDISE MIX. Our stores provide a broad spectrum of basic and fashion apparel (including private-label brands), basic and fashion home furnishings, convenience hard goods and extensive seasonal offerings. Our average merchandise mix in 1999 was comprised of approximately 51% softlines, shoes and soft home furnishings and 49% hardlines, versus an estimated industry average of

42% softlines, shoes and soft home furnishings and 58% hardlines. Softline products generally have higher gross margins than hardline products.

    ADVERTISING AND PROMOTIONAL PROGRAMS. Our marketing strategy is designed to appeal to our value-oriented customers. Sales are driven from competitive pricing and promotions, primarily in weekly circulars that feature a large number of special values for the customer throughout the store. A major portion of our sales are derived from our weekly circulars. Approximately 6.2 million circulars are currently distributed each week. Although circulars are our major promotional vehicle, we also use our web site, newspaper advertising, direct mailings, periodic television broadcasts, Bradlees credit card statement inserts and in-store promotions. Point-of-purchase advertising, layaway, employee discounts, and senior citizen discounts are also used as marketing vehicles.

    OPERATIONS. In 2000, we are implementing, among other things, a new system to better plan and forecast merchandise replenishments, new distribution yard management and transportation systems, a new fleet of larger trailers, and new conveying and sortation equipment in our Edison, NJ distribution center that will allow for more accurate and efficient handling of merchandise from in-bound to out-bound trailers. Also, certain programs have been or are being implemented to improve the store organization, thereby focusing the organization more intently on customer service while at the same time controlling expenses. For example, a program was recently implemented in the stores to ensure timely merchandise replenishment and an enhanced in-stock position.

    Management has improved productivity and controls and reduced expenses in other areas. For example, we implemented a new warehouse management system in August, 1999 in our Edison, NJ distribution center and installed chain-wide debit/ATM card readers in October, 1999. We modified our point-of-sale equipment and software in 1998 to allow for improved detection of bad checks and for additional promotional capabilities. In addition, a new merchandising management system was implemented in 1997 and enhanced in 1998. We also installed a new mainframe computer and point-of-sale controllers in 1997.

    STORE PROFITABILITY. We are pursuing new store openings for 2000 and 2001 where feasible and economically beneficial and we expect to resume our store remodeling program. We opened two former Caldor stores in October 1999 and will open another one by early May, 2000 on Staten Island, NY. We closed one store in March, 1999 and six stores in February, 1998. We will continue to monitor the profitability of each store and we will close, sell or relocate those stores whose performance is inadequate and not responsive to remedial actions. There are no current plans to close any stores.

EMPLOYEES AND COLLECTIVE BARGAINING ARRANGEMENTS

    We employ approximately 10,000 people, of which approximately 71% are covered by collective bargaining arrangements, including arrangements affecting approximately 75% of the union labor force that will expire within one year and are expected to be renegotiated. The number of people employed increases during the holiday selling season.

COMPETITION

    We compete in most of our markets with a variety of national, regional and local discount and other department and specialty stores, which vary by market. Some of these competitors have substantially greater resources than we do. We compete on the basis of product quality and value, merchandise selection, advertising and price. In addition, store location, appearance and customer service are important competitive factors. Our principal discount department store competitors are Kmart and Wal-Mart, and in certain locations, Target and Ames. Our principal department store competitors are Sears and J.C. Penney. Target and Kohl's, a department store chain, are currently opening stores in some areas in which we operate.

    Caldor Corp., one of our major discount department store competitors prior to April, 1999, liquidated under Chapter 11 and sold some of its store locations to Kohl's, Wal-Mart, Kmart and Ames. At the time of the reopening of the purchased stores, our business in competing locations was or is expected to be at least temporarily affected by the new competition. Most of these purchased locations will have reopened by April, 2000. We expect to pursue certain remaining Caldor locations (beyond the three stores already acquired) if economically beneficial and feasible.

    We believe that we are pursuing the proper merchandising and marketing strategies and operating focus that should allow us to compete effectively in our operating areas. However, no assurances can be given that these strategies will further improve performance or that Bradlees' business and financial performance will not be adversely affected by future competitive pressures.

PATENTS, TRADEMARKS AND LICENSES

    The trademark "Bradlees" is registered with the United States Patent and Trademark Office. We have a significant number of other trademarks, trade names, and service marks. Other than the "Certified Value" and "WOW! How Do We Do It?" service marks, none of the other trademarks, trade names, and service marks are currently considered individually to have a material impact on our business.

SEASONALITY

    Our business is seasonal in nature, with a significant portion of our sales occurring in the fourth quarter, which includes the holiday selling season.

REORGANIZATION CASE AND OTHER INFORMATION

    Our emergence from Chapter 11 followed confirmation of our plan of reorganization, as modified (the "Plan"), by the Bankruptcy Court on January 27, 1999. Note 2 to our Consolidated Financial Statements included elsewhere in this Form 10-K provides certain information regarding the Chapter 11 process and adoption of fresh-start reporting as of the end of 1998 to give effect to our emergence at that time.

    We began operations in 1958 and were organized as a Massachusetts corporation in 1992. Our headquarters is located at One Bradlees Circle, Braintree, Massachusetts 02184 and our telephone number is (781) 380-3000. Our web site is www.bradlees.com.

ITEM 2.  PROPERTIES

STORE LOCATION AND SIZE

    Our stores are located principally in shopping centers that are in high traffic areas. The stores appeal to consumers seeking a wide range of value-priced merchandise and shopping convenience.

    The following chart shows the geographic distribution of our stores as of April, 2000:

Maine.......................................................      1
New Hampshire...............................................      8
Massachusetts...............................................     35
Connecticut.................................................     17
New York....................................................      6
New Jersey..................................................     30
Pennsylvania................................................      7
                                                                ---
Total.......................................................    104
                                                                ===

    We operate these stores in a variety of size ranges, with the current average equal to 76,552 selling square feet (including our new Staten Island store opening in May).

DISTRIBUTION FACILITIES

    Our distribution facilities are located in Edison, New Jersey and Braintree, Massachusetts. Our 584,000 square-foot Edison facility generally serves as the soft goods processing center for nearly all apparel and softlines merchandise and as the hardlines merchandise distribution facility for the New York, New Jersey and Pennsylvania stores. Our 470,000 square-foot Braintree facility generally services all stores with basic merchandise items and distributes hardlines merchandise to the New England states. We are in the process of arranging for some additional warehouse space for certain merchandise items.

PROPERTIES

    As of January 29, 2000, our stores, including the Staten Island store opening in May, occupied a total of approximately 8,037,920 square feet of selling area. We lease all of our stores, two distribution centers and central office under long-term leases.

ITEM 3.  LEGAL PROCEEDINGS

    After the Effective Date, the Bankruptcy Court retained jurisdiction over us for limited purposes. From time to time, we are party to litigation arising in the ordinary course of business. We believe that no pending legal proceeding will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the 13 weeks ended January 29, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of the Effective Date (February 2, 1999) and pursuant to the plan of reorganization, the Company's old common stock was canceled and new common stock was issued following consummation of the plan of reorganization. The new common stock is traded on the NASDAQ National Market under the symbol "BRAD". As of April 10, 2000, there were approximately 1,367 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock for the four quarters of the fiscal year ended January 29, 2000:

                                                                HIGH       LOW
                                                              --------   --------
First Quarter (from February 3, 1999).......................   $10.00     $2.44
Second Quarter..............................................    22.50      7.94
Third Quarter...............................................    21.25      7.25
Fourth Quarter..............................................    12.50      7.50

    We adopted a shareholder rights plan in November, 1999 (see Note 9 to the Consolidated Financial Statements). We do not anticipate paying cash dividends in the foreseeable future. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Under the terms of the current Revolver, we are precluded from paying dividends of any kind.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data of Bradlees should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

                                                               (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                                                ----------------------------------------------------------------------
                                                52 WEEKS           52 WEEKS             52 WEEKS   53 WEEKS   52 WEEKS
                                                 ENDED              ENDED                ENDED      ENDED      ENDED
                                                1/29/00            1/30/99              1/31/98     2/1/97     2/3/96
                                                --------           --------             --------   --------   --------
Net sales.....................................  $1,493.2     :     $1,337.2             $1,344.4   $1,561.7   $1,780.8
Net income (loss) (1).........................      (9.4)    :        285.9                (22.6)    (218.8)    (207.4)
Net income (loss) per common share............      (.95)    :            *                (1.98)    (19.17)    (18.17)
Working capital (2)...........................    (28.0)               (7.8)    :           52.2       68.6      200.2
Total assets..................................     473.3              463.8     :          595.2      604.2      798.7
Long-term debt................................      47.2               59.5     :           27.1       33.3       53.4
Liabilities subject to settlement.............        --                 --     :          562.1      571.0      539.8

    In connection with our emergence from Chapter 11, we adopted fresh-start reporting (Note 2 to the Consolidated Financial Statements) at the end of the fiscal year ended January 30, 1999 ("1998"), therefore the balance sheet amounts as of that date and the amounts from our statement of operations for 1999 are not comparable in certain material respects to the prior years' amounts.

------------------------

* Earnings per share was not presented for 1998 because such presentation would not be meaningful. The former stock was canceled under the Plan and the new stock was issued following consummation of the Plan.

(1) Included in 1999 was a reorganization credit of $0.8 million, an extraordinary gain on debt discharge of $1.2 million, and a charge of $0.6 million for the cumulative effect of an accounting change. Included in 1998 was a reorganization charge of $4.6 million, a fresh-start revaluation charge of $108.4 million, and an extraordinary gain on debt discharge of $419.7 million. Included in the 52 weeks ended January 31, 1998 ("1997") was a reorganization charge of $0.8 million and a gain on disposition of properties of $5.4 million. Included in the 52 and 53 weeks ended
    February 1, 1997 ("1996") and February 3, 1996 ("1995"), respectively, were charges of $40.8 and $99.4 million related to the impairment of long-lived assets and reorganization items of $69.8 and $65.0 million. Also, included in 1996 was a gain on disposition of properties of $1.7 million.

(2) Working capital includes the entire outstanding balance of our revolving financing facility as a current liability and in 1999 and 1998 included $1.0 and $8.4 million of accrued bankruptcy expenses, respectively, and for 1995 through 1997 excluded liabilities subject to settlement under the reorganization case.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The financial information discussed herein should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10-K. Also, the following discussions include certain statements which are or may be construed as "forward-looking statements" (see page 2 of this Form 10-K) about our business, sales and expenses, and operating and capital requirements. Any such statements are subject to the risk factors discussed on page 2 that could cause the actual results or requirements to vary materially. For example, our statements regarding expected fiscal year 2000 levels of borrowings, letters of credit, amounts available to borrow and capital expenditures are dependent on the Company's future operating performance and ability to meet its financial obligations, which are further dependent upon, among other things, the risk factors disclosed on page 2.

(a) RESULTS OF OPERATIONS

    The following table sets forth information concerning the number of our stores.

                                                    FISCAL YEAR ENDED
                                  ------------------------------------------------------
                                  JANUARY 29, 2000   JANUARY 30, 1999   JANUARY 31, 1998
                                  ----------------   ----------------   ----------------
Stores, beginning of period.....         103               109                 110
Stores opened...................           2(a)             --                  --
Stores closed...................          (1)               (6)                 (1)
                                         ---               ---                 ---
Stores, end of period...........         104               103                 109
                                         ===               ===                 ===

------------------------

(a) Excludes an additional new store acquired in 1999 and to be opened in May, 2000.

    The following discussion and analysis is based on the results of operations of the Company detailed below for the 52 weeks ended January 29, 2000 ("1999"), January 30, 1999 ("1998") and January 31, 1998 ("1997").

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

                                                   1999                        1998                        1997
                                     1999     % OF NET SALES     1998     % OF NET SALES     1997     % OF NET SALES
                                   --------   --------------   --------   --------------   --------   --------------
Net sales........................  $1,493.2       100.0%       $1,337.2       100.0%       $1,344.4       100.0%
Cost of goods sold...............   1,044.4        69.9%          944.1        70.6%          948.0        70.5%
                                   --------       ------       --------       ------       --------       ------
Gross margin.....................     448.7        30.1%          393.1        29.4%          396.4        29.5%
Leased department and other
  operating income...............      13.7         0.9%           12.5         0.9%           12.9         0.9%
                                   --------       ------       --------       ------       --------       ------
                                      462.4        31.0%          405.6        30.3%          409.3        30.4%
Selling, store operating,
  administrative and distribution
  expenses.......................     416.4        27.9%          377.6        28.2%          383.7        28.5%
Depreciation and amortization
  expense........................      27.7         1.9%           32.2         2.4%           36.2         2.7%
Reorganization items.............      (0.8)       (0.1%)           4.6         0.4%            0.8           --
                                   --------       ------       --------       ------       --------       ------
Operating income (loss)..........      19.1         1.3%           (8.8)       (0.7%)         (11.4)       (0.8%)
Loss (gain) on disposition of
  properties.....................        --           --            0.2           --           (5.4)       (0.4%)
Interest and debt expense........      29.1         2.0%           16.3         1.2%           16.6         1.3%
                                   --------       ------       --------       ------       --------       ------
Loss before fresh-start
  revaluation, income taxes,
  extraordinary item and
  cumulative effect of accounting
  change.........................     (10.0)       (0.7%)         (25.3)       (1.9%)         (22.6)       (1.7%)
Fresh-start revaluation charge...        --           --          108.4         8.1%             --           --
                                   --------       ------       --------       ------       --------       ------
Loss before income taxes,
  extraordinary item and
  cumulative effect of accounting
  change.........................     (10.0)       (0.7%)        (133.8)      (10.0%)         (22.6)       (1.7%)
Income taxes.....................        --           --             --           --             --           --
                                   --------       ------       --------       ------       --------       ------
Loss before extraordinary item
  and cumulative effect of
  accounting change..............     (10.0)       (0.7%)        (133.8)      (10.0%)         (22.6)       (1.7%)
Extraordinary item...............       1.2         0.1%          419.7        31.4%             --           --
Cumulative effect of accounting
  change.........................      (0.6)          --             --           --             --           --
                                   --------       ------       --------       ------       --------       ------
Net income (loss)................  $   (9.4)       (0.6%)      $  285.9        21.4%       $  (22.6)       (1.7%)
                                   ========       ======       ========       ======       ========       ======

    The Company's business is seasonal in nature, with a significant portion of its net sales occurring in the fourth quarter, which includes the holiday selling season. Comparable store sales, which include leased department sales, are discussed below for 1999 and 1998 and represent percentage increases/ decreases over the prior year for stores that were open and operated by Bradlees for at least the prior full fiscal year. The rate of inflation did not have a significant effect on sales during the years discussed below.

RESULTS OF OPERATIONS FOR 1999 COMPARED TO 1998

    Net sales for 1999 increased $156.0 million or 11.7% over 1998 due to a comparable store sales increase of 11.8%. We believe that the increase in comparable store sales in 1999 was mostly due to continued favorable customer response to our merchandising and marketing initiatives (see Item 1--Business Strategy) and the first-quarter liquidation of one of our major discount department store competitors (Caldor Corp.). In 1999, we had strong increases in sales of both hardlines and softlines, with hardlines experiencing the larger increase.

    Gross margin increased $55.6 million due to the higher sales volume and a 0.7% increase in the gross margin rate in 1999 compared to 1998 (30.1% vs. 29.4%). Continued lower markdown rates in 1999, along with improved allowances, more than offset the impact on the gross margin rate from a lower cumulative initial markup in 1999. Leased department and other operating income increased $1.2 million, due primarily to the effect from higher leased department sales, but remained the same as a percentage of net sales.

    Selling, store operating, administrative and distribution ("SG&A") expenses increased $38.8 million but declined 0.3% as a percentage of net sales, due to the improved sales performance, in 1999 compared to 1998. The increase in SG&A expenses was primarily due to store and distribution expenses incurred to handle the higher sales volume and satisfy customer demand and certain one-time gains of approximately $12 million included in SG&A expenses in 1998 associated with the curtailment of retiree medical benefits and freeze of non-union pension benefits (see Note 11 to the Consolidated Financial Statements). In addition, preopening expenses of $1.5 million were incurred in 1999 for new stores.

    Depreciation and amortization expense declined $4.5 million and 0.5% as a percentage of net sales in 1999 compared to 1998 due primarily to the writedown of noncurrent assets that was recorded under fresh-start reporting and certain fixed assets becoming fully-depreciated in 1999.

    Reorganization items resulted in a net credit of $0.8 million in 1999 and a net charge of $4.6 million in 1998, or 0.1% and 0.4% as a percentage of net sales, respectively. These amounts related directly to the Chapter 11 proceedings and associated restructuring of our operations and are discussed in
Note 7 to the Consolidated Financial Statements.

    Interest and debt expense increased $12.8 million or 0.8% as a percentage of net sales. This increase was due primarily to $9.4 million of noncash interest expense resulting from the amortization of the discount associated with the unfavorable lease liability recorded under fresh-start reporting (Note 3). We also incurred interest expense of approximately $3.4 million on the new debt issued under the Plan and on our lease financing obligation.

    An extraordinary gain of $1.2 million was recognized in the fourth quarter of 1999 for the early extinguishment of the 9% Convertible Notes (Note 6). Also in 1999, we elected early adoption of SAB No. 101 related to the accounting for layaway sales (Note 3) and recognized a charge of $0.6 million for the effect of the accounting change. Neither of these items had an associated tax effect because no income tax expense or benefit was recorded in 1999. In 1998, a charge of $108.4 million and an extraordinary gain of $419.7 million were recognized in the fourth quarter, with no income tax effect, for the fresh-start revaluation of assets and liabilities and the discharge of pre-petition debt (Note 2), respectively.

    We did not incur any income tax expense or benefit in 1999 and 1998
(Note 12).

RESULTS OF OPERATIONS FOR 1998 COMPARED TO 1997

    Net sales for 1998 declined $7.2 million as a result of the impact of operating six fewer stores, mostly offset by a comparable store sales increase of 3.5%. We believe that the increase in comparable store sales in 1998 was primarily due to the merchandising and marketing initiatives begun in 1997 (see
Item 1--Business Strategy).

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

    Leased department and other operating income declined $0.4 million but remained the same as a percentage of net sales. A decrease in leased department sales in 1998 was mostly offset by the impact of a full year of layaway fees which are classified as other operating income. Our layaway program was reinstated in the second half of 1997.

    SG&A expenses declined $6.1 million and 0.3% as a percentage of net sales in 1998 compared to 1997. The decline in SG&A expenses was due to the closed stores and certain expense reduction initiatives in 1998, including the curtailment of retiree medical benefits (Note 11), a freeze of non-union pension benefits
(Note 11) and improved monitoring of vendor activities. This decline in SG&A expenses was partially offset by the 1997 credits to SG&A expenses for changes in accounting estimates for self-insurance and vacation pay expenses (Note 14), increased logistics expenses in 1998 resulting from the handling and shipping of a higher number of cartons and an emergence-related bonus provision of $4.4 million.

    Depreciation and amortization expense declined $4.0 million and 0.3% as a percentage of net sales in 1998 compared to 1997 due primarily to the closed stores and certain fixed assets becoming fully-depreciated in 1998.

    Reorganization items resulted in net charges of $4.6 and $0.8 million, or 0.4% and 0.1% as a percentage of net sales, in 1998 and 1997, respectively. These net charges related directly to the Chapter 11 proceedings and associated restructuring of our operations and are discussed in Note 7 to the Consolidated Financial Statements.

    We sold a property held for sale in 1998 for $7.6 million of net proceeds and recognized a loss of $0.2 million compared to a $5.4 million gain on sale of a property in 1997. These sales were not directly associated with the Chapter 11 proceedings, therefore the 1998 loss and the 1997 gain were not included in reorganization items with the other property dispositions during those years. The net proceeds from the 1998 sale were placed into restricted funds that were paid to creditors upon consummation of the Plan.

    Interest and debt expense declined $0.3 million but stayed the same as a percentage of net sales. The Company had increased interest expense from a higher average borrowing level under the DIP Facility (Note 6) and a slightly higher average interest rate in 1998 that was offset by lower amortization of deferred financing costs (which in 1997 included a $1.1 million write-off of deferred financing costs associated with the prior DIP facility) and lower capital lease interest (due to certain closed stores).

    In 1998, the Company incurred a charge of $108.4 million associated with the revaluation of assets and liabilities pursuant to the adoption of fresh-start reporting and recognized an extraordinary gain on debt discharge of $419.7 million related to the Plan consummation and settlement of the pre-petition liabilities.

    The Company did not incur any income tax expense or benefit in 1998 and 1997.

(b) LIQUIDITY AND CAPITAL RESOURCES

    Borrowings under our Revolver (see below) increased $15.4 million during 1999 and, exclusive of the issuance of letters of credit, peaked at $172 million, dropped to $74 million after the holiday season and averaged
$132 million, compared to a peak of $167 million, a low of $58 million and an average of $116 million in 1998 under our DIP Facility. The increase in borrowings can be primarily attributable to higher average inventory levels and to the funds utilized for the early extinguishment of the 9% Convertible Notes not covered by the proceeds from the financing of our Yonkers' store lease (see below). The DIP Facility was terminated and repaid on the Effective Date with funds from our Revolver.

    In connection with our emergence from Chapter 11, a $270 million post-emergence financing facility (the "Revolver") became effective, of which $125 million is available for issuance of letters of credit (Note 6). We are allowed to borrow under the Revolver primarily for working capital and general business needs. The amount available to borrow in fiscal year 2000 ("2000") under the Revolver is currently expected to peak at approximately $270 million in October and November, 2000 and average approximately $240 million. We currently expect our borrowings in 2000 to peak at approximately $190 million in October or November, 2000 and average approximately $155 million, while total outstanding letters of credit issued under the Revolver are expected to peak at approximately $50 million in August, 2000 and average approximately
$36 million.

    As presented in our consolidated statements of cash flows included elsewhere in this Form 10-K, net cash provided by operating activities before reorganization items in 1999 was $32.7 million compared to $6.5 million in 1998 and $7.2 million in 1997. This improvement was primarily the result of the significant increase in our income from operations in 1999. The benefits in 1998 from decreased inventories and a lower operating loss were offset by a decrease in accounts payable compared to an increase in accounts payable in 1997. Portions of the net cash benefit from the closing of the six stores in early 1998 were included in both 1998 and 1997.

    Inventories increased $15.8 million in 1999 primarily to satisfy customer demand and for the new stores. Inventories declined $6.0 million in 1998 due primarily to the six closed stores and increased $1.7 million in 1997. Accounts payable increased $23.8 million in 1999 due primarily to the higher year-end inventory level and improved vendor payment terms. Accounts payable declined $5.5 million in 1998 and increased $9.0 million in 1997 due primarily to better payment terms at the end of 1997 compared to the end of 1996. The payments of bankruptcy-related professional fees were the main reason for accrued expenses declining to $10.1 million in 1999 from $18.0 million in 1998 (see consolidated balance sheets).

    During 1999, we entered into a lease financing agreement for our Yonkers, NY store lease and utilized the net proceeds of approximately $17 million to pay off a portion of our 9% Convertible Notes (the "Notes"). In addition, we exercised an option to repurchase $9 million of the Notes in December, 1999 and redeemed the remaining outstanding Notes in late January, 2000. Cash flows used for reorganization items (included in operating activities) are discussed in
Note 7. Proceeds from sales of assets (included in financing activities) in 1998 and 1997 related primarily to the sale or modification of store leases. We utilized $11.0 million of proceeds from the modification of the Union Square, NY lease at the end of 1998 to partially pay down the Notes at that time.

    Other than payments made to certain pre-petition creditors approved by the Bankruptcy Court, principal and interest payments on indebtedness, exclusive of certain capital lease obligations, incurred prior to the Filing were not made without Bankruptcy Court approval or until consummation of the Plan. Virtually all pre-petition indebtedness of Bradlees was subject to settlement under the reorganization case. The consummation cash distributions of $25.9 million were made on the Effective Date and funded primarily out of restricted cash and cash equivalents.

    We incurred capital expenditures of $22.2 million in 1999, excluding lease acquisition costs of $1.3 million for two former Caldor stores opened in October, 1999, primarily for a warehouse management system implemented in our Edison, NJ distribution center, remodeling of three acquired stores (including an additional former Caldor store on Staten Island, NY to be opened by the beginning of May, 2000) and various other store and distribution center improvements, including the costs for the remodeling of our Norwalk, CT store which was in process at year-end. Capital expenditures of $17.1 million in 1998 primarily represented management information systems (including enhancements to the merchandising management system installed in 1997), the remodeling of nine stores and other store improvements and fixtures. Capital expenditures of $19.6 million in 1997 primarily represented management information systems (including a new mainframe computer, new store point-of-sale controllers and a new merchandising management system), store fixtures (including new chain-wide in-store directional and departmental signage) and various store improvements.

    In 2000, we expect total capital expenditures to be approximately
$28 million based upon our current plan, primarily for a few new stores and remodels, management information systems (including expenditures for new distribution yard management and transportation systems and a new merchandise replenishment system), and various store and distribution center improvements. We currently expect to finance these expenditures through internally-generated funds. We are also implementing new conveying and sortation equipment in our Edison distribution center in 2000 that we currently anticipate will either be included in the total capital expenditures above or an addition to that total if separate financing can be arranged.

    We currently anticipate the following investment and financing activities in 2000: (a) capital expenditures of approximately $28 million and the possible financing of certain capital expenditures discussed above, (b) average borrowings under the Revolver of approximately $155 million, (c) and certain payments of long-term debt (Note 6).

    We believe that the availability under our Revolver, together with our available cash and expected cash flows from 2000 operations and beyond, will enable us to fund our expected needs for working capital, capital expenditures and debt service requirements. The Revolver expires in December, 2001 and will need to be repaid or extended at that time. Our ability to meet our financial obligations, make planned capital expenditures and implement our strategic initiatives will depend on our future operating performance, which will be subject to financial, competitive, economic and other factors affecting the industry and operations of the Company, including factors beyond our control.

    YEAR 2000 READINESS DISCLOSURE

    The Year 2000 project was completed on time in 1999 and we have not experienced any significant Year 2000 issue since the date change on January 1, 2000. The cost of remediation totaled approximately $4.1 million, including $1.7 million incurred in 1999 that was included in SG&A expenses. All software replacement or remediation was completed by the end of 1999.

    We believe the critical systems we operate are Year 2000 compliant and that we are not likely to encounter significant internal operational problems. However, there is no guarantee that a Year 2000 related failure will not arise. This is due to the uncertainty surrounding potential third-party related Year 2000 problems, as well as our potential failure to discover all of our own susceptible internal systems. The risk to us resulting from the failure of third-party or internal systems is similar to other retailers and, for the most part, to other businesses. We took steps to minimize this risk by surveying our suppliers and business partners to assess their Year 2000 readiness, and their responses were analyzed for any necessary action.

    We intend to continue to monitor our compliance, as well as the compliance of others whose operations are material to our business. While we expect our efforts will continue to provide reasonable assurance that material disruptions will not occur, the potential for disruptions cannot be fully identified. We therefore have developed contingency plans that will provide for alternative courses of action to mitigate material individual system or process failures due to Year 2000 issues. At this time, we cannot estimate the additional cost, if any, that might be incurred from the implementation of such contingency plans.

    ACCOUNTING POLICY MATTERS

    In December, 1999 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on, among other things, recognition of layaway sales and reporting of leased department sales. SAB No. 101 requires that layaway sales and the associated gross margin not be recognized until the customers pick up the merchandise and that leased department sales not be included in the presentation of total revenue in SEC filings.

    We elected the early adoption of the provisions of SAB No. 101 in the fourth quarter of 1999 effective as of the beginning of 1999 and, accordingly, recorded a charge of $0.6 million for the cumulative effect of a change in accounting method for layaway sales and excluded leased department sales from the presentation of total revenue in our Consolidated Statements of Operations. Customer deposits for layaway purchases not yet picked up are included in "Other accrued expenses".

    In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement
No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. We are currently analyzing the impact, if any, from SFAS No. 137 on our financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    We are exposed to interest rate risk primarily through our borrowings under our $270 million post-emergence financing facility (see Note 6 to our Consolidated Financial Statements). Under the facility, we may borrow funds under the $250 million senior secured tranche at variable interest rates based on (a) the higher of (i) the annual rate of interest as announced by BankBoston as its "Base Rate" and (ii) the weighted average of the rates on overnight federal funds plus 0.50% per annum; or (b) 2.25% per annum plus the quotient of
(i) the LIBOR Rate in effect divided by (ii) a percentage equal to 100% minus the percentage established by the Federal Reserve as the maximum rate for all reserves applicable to any member bank of the Federal Reserve system in respect of eurocurrency liabilities. Each of these rates is subject to a 0.50% increase in the event of overadvances. The $20 million junior secured facility permits us to borrow funds at the "Base Rate" plus 7.00% per annum.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to the Financial Statements--Item 14 (a).

ITEM 9. CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information which responds to this item relating to all directors is set forth under the heading "Election of a Class of Directors" contained in the Company's 1999 definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

    The names, ages, and current positions of all executive officers of the Company as of April 10, 2000 are listed below, followed by a description of their business experience during the past five years.

NAME                                       AGE                            POSITION
----                                     --------   -----------------------------------------------------
Bruce Conforto.........................     47      Senior Vice President, Chief Information Officer

Gregory K. Dieffenbach.................     50      Senior Vice President, Human Resources

Judith D. Dunning......................     49      Senior Vice President, Planning and Allocation

Mark E. James..........................     50      Senior Vice President, Marketing

Robert G. Lynn.........................     50      Director, President and Chief Operating Officer

Cornelius F. Moses, III................     41      Senior Vice President, Chief Financial Officer

Ronald T. Raymond......................     56      Senior Vice President, Asset Protection

David L. Schmitt.......................     49      Senior Vice President, General Counsel, Secretary and
                                                    Clerk

Sandra L. Smith........................     43      Senior Vice President, General Merchandise Manager,
                                                    Hardlines

Thomas N. Smith........................     43      Senior Vice President, Stores

Alfred Snyder..........................     52      Senior Vice President, Logistics

James C. Sparks........................     53      Senior Vice President, General Merchandise Manager,
                                                    Softlines

Peter Thorner..........................     56      Chairman and Chief Executive Officer

    Mr. Conforto became Senior Vice President, Chief Information Officer of the Company in April 1998. Prior to joining the Company, he was Vice President, Corporate Information Technology of HFS Incorporated from August 1996 to
April 1997. He was Vice President of Information Services for Rickel Home Centers, Inc. ("Rickel") from prior to 1995 to August 1996.

    Mr. Dieffenbach became Senior Vice President, Human Resources of the Company in July 1997. Prior to joining the Company, he was Vice President, Human Resources for Uptons Department Stores, Inc. from prior to 1995 to May 1997.

    Ms. Dunning became Senior Vice President, Planning and Allocation of the Company in February 1997. Ms. Dunning served as Vice President, Strategic Planning of the Company from January 1996 to February 1997. Prior to joining the Company, she was Vice President, Merchandise Planning of
Rich's/Lazarus/Goldsmith's, a division of Federated Department Stores, Inc., from February 1995 to January 1996.

    Mr. James became Senior Vice President, Marketing of the Company in
May 1997. Prior to joining the Company, he was Senior Vice President, Marketing and Advertising for Best Products Co., Inc. ("Best Products") from prior to 1995 to December 1996.

    Mr. Lynn became President and Chief Operating Officer of the Company in April 1998. He served as President and Chief Merchandising Officer of the Company from April 1997 to April 1998. Mr. Lynn was elected a Director of the Company in April 1997. Prior to joining the Company, he was a consultant to various retail and manufacturing clients from January 1996 to April 1997. He was Vice Chairman and Chief Operating Officer of American Eagle Outfitters, Inc. from January 1995 to December 1995 and a Director from prior to 1995 to December 1995. Mr. Lynn was a retail consultant to the creditors' committee in the McCrory bankruptcy from prior to 1995 to January 1995.

    Mr. Moses became Senior Vice President, Chief Financial Officer of the Company in July 1996. Mr. Moses served as Senior Vice President, Finance of the Company from July 1995 to July 1996. Mr. Moses was Vice President, Finance of the Company from April 1995 to July 1995.

    Mr. Raymond became Senior Vice President, Asset Protection of the Company in July 1995. Prior to joining the Company, he was Senior Vice President, Asset Protection for Ames from prior to 1995 to July 1995.

    Mr. Schmitt has served as Senior Vice President, General Counsel, Secretary and Clerk of the Company since November 1995. He was Vice President, General Counsel, Secretary and Clerk of the Company from July 1995 to November 1995. Prior to joining the Company he was Vice President, Business Development for Wheelabrator Clean Water Systems, Inc. from prior to 1995 to June 1995.

    Ms. Smith became Senior Vice President, General Merchandise Manager, Hardlines of the Company in July 1995. Ms. Smith served as Vice President, General Merchandise Manager, Hardlines of the Company from prior to 1995 to July 1995.

    Mr. Smith became Senior Vice President, Stores of the Company in
December 1997. Prior to joining the Company, he was Director of Operations and Merchandising for Fry's Electronics from April 1995 to December 1997.

    Mr. Snyder became Senior Vice President, Logistics of the Company in January 2000. Prior to joining the Company, he was Senior Vice President and General Manager, Logistics of the Discovery Channel from 1995 to January 2000.

    Mr. Sparks became Senior Vice President, General Merchandise Manager, Softlines of the Company in July 1995. He was Vice President, General Merchandise Manager, Softlines of the Company from prior to 1995 to July 1995.

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

    Mr. Conforto was Vice President of Information Services for Rickel when it filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Rickel was subsequently liquidated.

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth under the heading "Executive Compensation" contained in the Company's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information which responds to this item with respect to each director is set forth under the heading "Security Ownership of Management and Principal Stockholders" contained in the Company's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

    The information which responds to this item with respect to beneficial owners of 5% or more of the Company's common stock and beneficial ownership of the Company's common stock by all directors and officers of the Company as a group is set forth under the heading "Security Ownership of Management and Principal Stockholders" contained in the Company's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information which responds to this item is set forth under the heading "Certain Relationships" contained in the Company's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

     Report of Independent Public Accountants--Arthur Andersen LLP

     Consolidated statements of operations for the years ended January 29, 2000, January 30, 1999, and January 31, 1998.

     Consolidated balance sheets as of January 29, 2000 and January 30, 1999.

     Consolidated statements of cash flows for the years ended January 29, 2000, January 30, 1999 and January 31, 1998.

     Consolidated statements of stockholders' equity (deficiency) for the years ended January 29, 2000, January 30, 1999 and January 31, 1998.

     Notes to Consolidated Financial Statements.

   2. Financial Statement Schedules

     All financial statement schedules are omitted, as the required information is not applicable or is included in the consolidated financial statements or related notes.

   3. Exhibits

     The exhibits required to be filed by item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

(b)   Reports on Form 8-K

     The following report on Form 8-K was filed during the 13 weeks ended January 29, 2000:

         DATE OF REPORT      DATE OF FILING    ITEM NUMBER              DESCRIPTION
         --------------     -----------------  -----------   ----------------------------------
         November 23, 1999  November 23, 1999       5        Reporting of third quarter 1999
                                                             results compared to plan.
         November 23, 1999  November 30, 1999       5        Reporting of adoption of
                                                             Shareholder Rights Plan.

                        BRADLEES, INC. AND SUBSIDIARIES
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Braintree, Commonwealth of Massachusetts on April 26, 2000.

                                                       BRADLEES, INC.

                                                       By:         /s/ CORNELIUS F. MOSES, III
                                                            -----------------------------------------
                                                                     Cornelius F. Moses, III
                                                              SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                  /s/ PETER THORNER                    Chairman and Chief Executive      April 26, 2000
     -------------------------------------------         Officer (Principal Executive
                    Peter Thorner                        Officer)

                 /s/ ROBERT G. LYNN                    President and Director            April 26, 2000
     -------------------------------------------         (Chief Operating Officer)
                   Robert G. Lynn

                                                       Senior Vice President, Chief      April 26, 2000
             /s/ CORNELIUS F. MOSES, III                 Financial Officer (Principal
     -------------------------------------------         Financial and Accounting
               Cornelius F. Moses, III                   Officer)

              /s/ ROBERT A. ALTSCHULER                 Director                          April 26, 2000
     -------------------------------------------
                Robert A. Altschuler

               /s/ STEPHEN J. BLAUNER                  Director                          April 26, 2000
     -------------------------------------------
                 Stephen J. Blauner

             /s/ W. EDWARD CLINGMAN, JR.               Director                          April 26, 2000
     -------------------------------------------
               W. Edward Clingman, Jr.

              /s/ JOHN M. FRIEDMAN, JR.                Director                          April 26, 2000
     -------------------------------------------
                John M. Friedman, Jr.

               /s/ LAWRENCE LIEBERMAN                  Director                          April 26, 2000
     -------------------------------------------
                 Lawrence Lieberman

                                                       Director                          April 26, 2000
     -------------------------------------------
                Charles K. MacDonald

                 /s/ WILLIAM H. ROTH                   Director                          April 26, 2000
     -------------------------------------------
                   William H. Roth

                               INDEX TO EXHIBITS

   EXHIBIT                                                                     SEQUENTIALLY
     NO.                                 DESCRIPTION                           NUMBERED PAGE
--------------   ------------------------------------------------------------  -------------
 2.1*            Modified Plan of Reorganization and Plan Disclosure
                 Statement is incorporated by reference from Pre-Effective
                 Amendment No. 2 to the Company's Registration Statement on
                 Form S-1 (SEC File No. 333-66953), Part II, Item 16,
                 Exhibit 2.1, as filed with the Securities and Exchange
                 Commission on January 28, 1999.

 2.2* Form of New Warrant is incorporated by reference from Pre-Effective Amendment No. 2 to the Company's Registration
                 Statement on Form S-1 (SEC File No. 333-66953), Part II,
                 Item 16, Exhibit 2.9, as filed with the Securities and Exchange Commission on January 28, 1999.

 3.1*            Amended and Restated Articles of Organization of
                 Bradlees, Inc. is incorporated by reference from Post-Effective Amendment No. 1 to the Company's Registration
                 Statement on Form S-1 (SEC File No. 333-66953), Part II,
                 Item 16, Exhibit 3.1, as filed with the Securities and Exchange Commission on February 16, 1999.

 3.2* Amended and Restated By-laws of Bradlees, Inc. is incorporated by reference from Post-Effective Amendment
                 No. 1 to the Company's Registration Statement on Form S-1
                 (SEC File No. 333-66953), Part II, Item 16, Exhibit 3.3, as filed with the Securities and Exchange Commission on February 16, 1999.

 3.3*            Certificate of Vote of Directors Establishing a Series of a
                 Class of Stock of Bradlees, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated by reference to Exhibit 3.1 of the Company's
                 Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 30, 1999.

 3.4*            Amendment No. 1 to Amended and Restated By-laws of
                 Bradlees, Inc. is incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 30,
                 1999.

 4.1* Specimen Certificate for shares of Common Stock, $.01 par value, of Bradlees, Inc. is incorporated by reference from Pre-Effective Amendment No. 2 to the Company's Registration
                 Statement on Form S-1 (SEC File No. 333-66953), Part II,
                 Item 16, Exhibit 4.1, as filed with the Securities and Exchange Commission on January 28, 1999.

 4.2* Shareholder Rights Agreement, dated as of November 23, 1999 between Bradlees, Inc. and BankBoston, N.A., as Rights Agent is incorporated by reference to the Company's Registration
                 Statement on Form 8-A, Exhibit 4.1, filed with the
                 Securities and Exchange Commission on November 30, 1999.

10.1* Registration Rights Agreement is incorporated by reference from Post-Effective Amendment No. 1 to the Company's
                 Registration Statement on Form S-1
                 (SEC File No. 333-66953), Part II, Item 16, Exhibit 10.1, as filed with the Securities and Exchange Commission on February 16, 1999.

   EXHIBIT                                                                     SEQUENTIALLY
     NO.                                 DESCRIPTION                           NUMBERED PAGE
--------------   ------------------------------------------------------------  -------------
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

10.3* Amendment to Amended and Restated Employment Agreement, dated as of November 7, 1997, between and among Bradlees, Inc., Bradlees Stores, Inc. and Peter Thorner is incorporated by reference from the Company's Form 10-K for the year ended January 31, 1998, Part IV, Item 14(a)(3),
                 Exhibit 10.23, as filed with the Securities and Exchange
                 Commission on May 1, 1998.

10.4* Supplement to Amended and Restated Employment Agreement, dated as of April 15, 1998, between and among Bradlees, Inc., Bradlees Stores, Inc. and Peter Thorner is incorporated by reference from the Company's Form 10-Q for the quarterly period ended May 2, 1998, Part II, Item 6,
                 Exhibit 10, as filed with the Securities and Exchange
                 Commission on June 5, 1998.

10.5* Amendment to Amended and Restated Employment Agreement, dated as of May 3, 1999, between and among Bradlees, Inc., Bradlees Stores, Inc. and Peter Thorner is incorporated by reference from the Company's Form 10-Q for the quarterly period ended May 1, 1999, Part II, Item 6, Exhibit 10, as filed with the Securities and Exchange Commission on June 11, 1999.

10.6*            Bradlees, Inc. and Bradlees Stores, Inc. Enterprise
                 Appreciation Incentive Plan Effective June 23, 1995 is incorporated by reference from the Company's Form 10-Q for the quarterly period ended October 28, 1995, Part II, Item
                 6, Exhibit 10.5, as filed with the Securities and Exchange
                 Commission on December 12, 1995.

10.7*            Bradlees, Inc. and Bradlees Stores, Inc. Supplemental
                 Executive Retirement Plan Effective December 1, 1995 is incorporated by reference from the Company's Form 10-K for the year ended February 3, 1996, Part IV, Item 14(a)(3),
                 Exhibit 10.32, as filed with the Securities and Exchange
                 Commission on May 3, 1996.

10.8             Bradlees, Inc. and Bradlees Stores, Inc. Supplemental
                 Executive Retirement Plan, Amended and Restated Effective
                 October 1, 1999.                                                   55

10.9* Form of Senior Vice President Severance Agreement is incorporated by reference from the Company's Form 10-K for the year ended February 3, 1996, Part IV, Item 14(a)(3),
                 Exhibit 10.33, as filed with the Securities and Exchange
                 Commission on May 3, 1996.

10.10* Form of Revised Senior Vice President Severance Agreement is incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 1997, Part IV, Item
                 14(a)(3), Exhibit 10.40, as filed with the Securities and Exchange Commission on May 2, 1997.

   EXHIBIT                                                                     SEQUENTIALLY
     NO.                                 DESCRIPTION                           NUMBERED PAGE
--------------   ------------------------------------------------------------  -------------
10.11*           Form of Revised Senior Vice President Severance Agreement is
                 incorporated by reference from the Company's Form 10-Q for the quarterly period ended May 3, 1997, Part II, Item 6,
                 Exhibit 10, as filed with the Securities and Exchange
                 Commission on June 6, 1997.

10.12* Form of Revised Senior Vice President Severance Agreement is incorporated by reference from the Company's Form 10-K for the fiscal year ended January 30, 1999, Part IV, Item 14
                 (a)(3), Exhibit 10.9, as filed with the Securities and Exchange Commission on April 30, 1999.

10.13* Form of President Severance Agreement is incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 1997, Part IV, Item 14(a)(3),
                 Exhibit 10.41, as filed with the Securities and Exchange
                 Commission on May 2, 1997.

10.14* Corporate Bonus Plan for Fiscal Year Ended January 31, 1998 and Subsequent Fiscal Years is incorporated by reference from the Company's Form 10-Q for the quarterly period ended
                 August 2, 1997, Part II, Item 6, Exhibit 10, as filed with the Securities and Exchange Commission on September 16,
                 1997.

10.15*           Stipulation and Order, dated October 6, 1997, among Bradlees
                 Stores, Inc., Bradlees, Inc. and their Affiliates and Mark
                 A. Cohen Settling Claims Arising Under Employment Contract with Mark A. Cohen and Bar Order, are incorporated by reference from the Company's Form 10-Q for the quarterly period ended November 1, 1997, Part II, Item 6, Exhibit 10, as filed with the Securities and Exchange Commission on December 16, 1997.

10.16*           Revolving Credit and Guaranty Agreement between BankBoston,
                 N.A. as Administrative Agent and as Issuing Bank, and the Borrower, Bradlees Stores, Inc., with Bradlees, Inc. as
                 Guarantor is incorporated by reference from Post-Effective
                 Amendment No. 1 to the Company's Registration Statement on
                 Form S-1 (SEC File No. 333-66953), Part II, Item 16,
                 Exhibit 10.41, as filed with the Securities and Exchange
                 Commission on February 16, 1999.

10.17*           Second Amendment to Credit Agreement dated as of
                 September 22, 1999, among reorganized Bradlees
                 Stores, Inc., reorganized Bradlees, Inc. and BankBoston,
                 N.A., as Agent, is incorporated by reference from the Company's Form 10-Q for the quarterly period ended
                 October 30, 1999, Part II, Item 6, Exhibit 10, as filed with the Securities and Exchange Commission on December 14, 1999.

10.18* Bradlees, Inc. 1999 Stock Option Plan is incorporated by reference from Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File
                 No. 333-66953), Part II, Item 16, Exhibit 10.42, as filed with the Securities and Exchange Commission on January 28,
                 1999.

10.19*           Bradlees, Inc. and Bradlees Stores, Inc. Management
                 Emergence Bonus Plan is incorporated by reference from Pre-Effective Amendment No. 2 to the Company's Registration
                 Statement on Form S-1 (SEC File No. 333-66953), Part II,
                 Item 16, Exhibit 10.43, as filed with the Securities and Exchange Commission on January 28, 1999.

   EXHIBIT                                                                     SEQUENTIALLY
     NO.                                 DESCRIPTION                           NUMBERED PAGE
--------------   ------------------------------------------------------------  -------------
10.20            Bradlees, Inc. 2000 Stock Option and Incentive Plan.               67

21* Subsidiaries of the Registrant is incorporated by reference from Post-Effective Amendment No. 1 to the Company's
                 Registration Statement on Form S-1
                 (SEC File No. 333-66953), Part II, Item 16, Exhibit 21, as filed with the Securities and Exchange Commission on February 16, 1999.

23               Consent of Arthur Andersen LLP.                                    78

27               Financial Data Schedule (a)

------------------------

*   Previously filed.

(a) Filed on the SEC's EDGAR system.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bradlees, Inc.:

    We have audited the accompanying consolidated balance sheets of Bradlees, Inc. and subsidiaries (the "Company") as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    On February 2, 1999, the Company emerged from bankruptcy. As discussed in Notes 1 and 2 to the consolidated financial statements, effective January 30, 1999, the Company accounted for the reorganization and adopted "fresh start reporting." As a result of the reorganization and adoption of fresh start reporting, the consolidated statements of operations and cash flows for the fiscal year ended January 29, 2000 are not comparable to the consolidated statements of operations and cash flows for the fiscal years ended January 30, 1999 and January 31, 1998, since they present the consolidated results of operations and cash flows of the reorganized entity.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bradlees, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with generally accepted accounting principles in the United States.

                                                         /S/ ARTHUR ANDERSEN LLP
                                                         ------------------------------------

New York, New York
March 14, 2000

                        BRADLEES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     52 WEEKS ENDED            52 WEEKS ENDED     52 WEEKS ENDED
                                                    JANUARY 29, 2000          JANUARY 30, 1999   JANUARY 31, 1998
                                                    ----------------          ----------------   ----------------
                                                       REGISTRANT               PREDECESSOR        PREDECESSOR
                                                    ----------------          ----------------   ----------------
Net sales.........................................     $1,493,153       :        $1,337,197         $1,344,444
Leased department and other operating income......         13,756       :            12,500             12,913
                                                       ----------                ----------         ----------
Total revenue.....................................      1,506,909       :         1,349,697          1,357,357

Cost of goods sold................................      1,044,421       :           944,094            948,087
Selling, store operating, administrative and
  distribution expenses...........................        416,432       :           377,561            383,672
Depreciation and amortization expense.............         27,724       :            32,236             36,244
Reorganization items..............................           (778)      :             4,561                752
                                                       ----------                ----------         ----------
  Income (loss) from operations...................         19,110       :            (8,755)           (11,398)
Loss (gain) on disposition of properties..........             --       :               241             (5,425)
Interest and debt expense.........................         29,102       :            16,329             16,584
                                                       ----------                ----------         ----------
  Loss before fresh-start revaluation, income                           :
    taxes, extraordinary item and cumulative                            :
    effect of accounting change...................         (9,992)      :           (25,325)           (22,557)
Revaluation of assets and liabilities pursuant to                       :
  adoption of fresh-start reporting...............             --       :          (108,428)                --
                                                       ----------                ----------
  Loss before income taxes, extraordinary item and                      :
    cumulative effect of accounting change........         (9,992)      :          (133,753)           (22,557)
Income taxes......................................             --       :                --                 --
                                                       ----------                ----------
  Loss before extraordinary item and cumulative                         :
    effect of accounting change...................         (9,992)      :          (133,753)           (22,557)
Extraordinary item--gain on debt discharge........          1,182       :           419,703                 --
Cumulative effect of accounting change............           (558)      :                --                 --
                                                       ----------                ----------         ----------
  Net income (loss)...............................     $   (9,368)      :        $  285,950         $  (22,557)
                                                       ==========                ==========         ==========
  Comprehensive income (loss).....................     $   (9,368)      :        $  285,950         $  (22,557)
                                                       ==========                ==========         ==========
Net loss per share--basic and diluted:                                  :
Loss per share before extraordinary item and                            :
  cumulative effect of accounting change..........     $    (1.01)      :           *               $    (1.98)
Extraordinary item................................           0.12       :           *                       --
Cumulative effect of accounting change............          (0.06)      :           *                       --
                                                                        :
                                                       ----------                ----------         ----------
Net loss per share--basic and diluted.............     $    (0.95)      :           *               $    (1.98)
                                                       ==========                ==========         ==========
Weighted average shares outstanding (in                                 :
  thousands)--basic and diluted...................          9,912       :           *                   11,365
                                                       ==========                ==========         ==========

------------------------

* Earnings per share was not presented for the fiscal year ended January 30, 1999 because such presentation would not be meaningful. The old stock was canceled under the plan of reorganization and the new stock was issued following consummation of the Plan (Note 2).

          See accompanying Notes to Consolidated Financial Statements.

                        BRADLEES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              JANUARY 29, 2000   JANUARY 30, 1999
                                                              ----------------   ----------------
ASSETS
Current assets:
  Cash......................................................      $  9,786           $  9,485
  Accounts receivable.......................................        11,524             13,015
  Inventories...............................................       248,151            232,343
  Prepaid expenses..........................................         9,843              8,967
                                                                  --------           --------
    Total current assets....................................       279,304            263,810
                                                                  --------           --------
Property, plant and equipment, net..........................       114,899            103,386
                                                                  --------           --------
Other assets:
  Lease interests, net......................................        71,478             75,833
  Assets held for sale......................................            --             14,000
  Other, net................................................         7,606              6,722
                                                                  --------           --------
    Total other assets......................................        79,084             96,555
                                                                  --------           --------
    Total assets............................................      $473,287           $463,751
                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $143,111           $119,302
  Accrued employee compensation and benefits................        14,782             11,282
  Other accrued expenses....................................        10,059             18,044
  Self-insurance reserves...................................         6,553              6,462
  Short-term debt...........................................       129,857            114,449
  Current portion of notes and capital lease obligations....         2,959              2,089
                                                                  --------           --------
    Total current liabilities...............................       307,321            271,628
                                                                  --------           --------
Obligations under capital leases............................        26,096             25,284
Convertible notes payable...................................            --             28,995
Lease financing obligation..................................        17,492                 --
Self-insurance reserves.....................................        13,304             13,120
Unfavorable lease liability.................................        45,226             44,581
Other long-term liabilities.................................        17,361             25,143

Commitments and contingencies (Note 13)

Stockholders' equity:
  Preferred stock--1,000,000 authorized, none issued; par
    value $0.01.............................................            --                 --
  Common stock--40,000,000 authorized, 9,966,720 shares
    issued (10,225,711 at 1/30/99); par value $0.01.........           100                102
  Additional paid-in-capital................................        55,755             54,898
  Accumulated deficit.......................................        (9,368)                --
                                                                  --------           --------
    Total stockholders' equity..............................        46,487             55,000
                                                                  --------           --------
    Total liabilities and stockholders' equity..............      $473,287           $463,751
                                                                  ========           ========

          See accompanying Notes to Consolidated Financial Statements.

                        BRADLEES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               52 WEEKS ENDED            52 WEEKS ENDED     52 WEEKS ENDED
                                                              JANUARY 29, 2000          JANUARY 30, 1999   JANUARY 31, 1998
                                                                 REGISTRANT               PREDECESSOR        PREDECESSOR
                                                              ----------------          ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................      $ (9,368)       :         $ 285,950          $(22,557)
  Adjustments to reconcile net income (loss) to cash                              :
    provided by operating activities:                                             :
    Depreciation and amortization expense...................        27,724        :            32,236            36,244
    Amortization of lease interests and unfavorable lease                         :
      liability, net........................................         5,000        :                --                --
    Cumulative effect of accounting change..................           558        :                --                --
    Amortization of deferred financing costs................         1,438        :             2,148             3,750
    Reorganization items....................................          (778)       :             4,561               752
    Loss (gain) on disposition of properties................            --        :               241            (5,425)
    Fresh-start revaluation charge..........................            --        :           108,428                --
    Extraordinary gain on debt discharge....................        (1,182)       :          (419,703)               --
  Increase (decrease) in cash resulting from changes in:                          :
    Accounts receivable.....................................         1,491        :              (805)           (1,773)
    Inventories.............................................       (15,808)       :             6,029            (1,709)
    Prepaid expenses........................................          (876)       :              (249)             (357)
    Accounts payable........................................        23,809        :            (5,510)            9,046
    Accrued expenses........................................           377        :            (7,139)           (6,185)
    Other, net..............................................           336        :               312            (4,547)
                                                                  --------                  ---------          --------
      Net cash provided by operating activities before                            :
        reorganization items................................        32,721        :             6,499             7,239
                                                                  --------                  ---------          --------
  Operating cash flows from reorganization items:                                 :
    Interest income received................................            --        :             1,038               420
    Bankruptcy-related professional fees paid...............        (8,351)       :           (10,275)           (9,626)
    Other reorganization expenses paid, net.................        (2,175)       :            (3,796)           (7,157)
                                                                  --------                  ---------          --------
      Net cash used by reorganization items.................       (10,526)       :           (13,033)          (16,363)
      Net cash provided (used) by operating activities......        22,195        :            (6,534)           (9,124)
                                                                  --------                  ---------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:                                             :
  Capital expenditures, net.................................       (22,222)       :           (17,054)          (19,568)
  Lease acquisition costs...................................        (1,250)       :                --                --
  Decrease (increase) in restricted cash and cash                                 :
    equivalents.............................................            --        :            16,760            (7,634)
                                                                  --------                  ---------          --------
      Net cash used in investing activities.................       (23,472)       :              (294)          (27,202)
                                                                  --------                  ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:                                             :
  Principal payments on long-term debt......................        (2,806)       :            (1,149)           (1,657)
  Principal payments on convertible notes payable...........       (28,995)       :           (11,005)               --
  Payments of liabilities subject to settlement.............            --        :            (7,231)           (6,467)
  Proceeds from sales of assets.............................            --        :            23,041             7,967
  Proceeds from lease financing.............................        17,500        :                --                --
  Proceeds received upon exercise of warrants and options...           652        :                --                --
  Net borrowings under post-emergence revolver..............        15,408        :           114,449                --
  Net borrowings (payments) under DIP facilities............            --        :           (84,208)           41,708
  Deferred financing costs..................................          (181)       :            (2,621)           (4,301)
  Consummation cash distributions...........................            --        :           (25,912)               --
                                                                  --------                  ---------          --------
      Net cash provided by financing activities.............         1,578        :             5,364            37,250
                                                                  --------                  ---------          --------
      Net increase (decrease) in unrestricted cash and cash                       :
        equivalents.........................................           301        :            (1,464)              924
  Unrestricted cash and cash equivalents:                                         :
    Beginning of period.....................................         9,485        :            10,949            10,025
                                                                  --------                  ---------          --------
    End of period...........................................      $  9,786        :         $   9,485          $ 10,949
                                                                  ========                  =========          ========
  Supplemental disclosure of cash flow information:                               :
    Cash paid for interest..................................      $ 18,280        :         $  13,781          $ 12,807
    Cash paid (received) for income taxes...................      $     --        :         $    (322)         $    109
  Supplemental schedule of noncash (investing and financing)                      :
    activities:                                                                   :

                        BRADLEES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                               52 WEEKS ENDED            52 WEEKS ENDED     52 WEEKS ENDED
                                                              JANUARY 29, 2000          JANUARY 30, 1999   JANUARY 31, 1998
                                                                 REGISTRANT               PREDECESSOR        PREDECESSOR
                                                              ----------------          ----------------   ----------------
    Reduction of liabilities subject to settlement due to                         :
      transfer of title to property.........................      $     --        :         $   2,000          $     --

          See accompanying Notes to Consolidated Financial Statements.

                     BRADLEES STORES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                            RETAINED
                                     COMMON STOCK                                           EARNINGS                STOCKHOLDERS'
                                ----------------------     ADDITIONAL        UNEARNED     (ACCUMULATED   TREASURY      EQUITY
                                  SHARES       AMOUNT    PAID-IN-CAPITAL   COMPENSATION     DEFICIT)      STOCK     (DEFICIENCY)
                                -----------   --------   ---------------   ------------   ------------   --------   -------------
BALANCE AT FEBRUARY 1, 1997...   11,394,433    $ 115        $ 137,951         $(167)       $(400,525)     $(667)      $(263,293)

Restricted
  stock--forfeitures..........      (82,279)      --             (130)          137               --       (137)           (130)
Restricted
  stock--amortization.........           --       --               --            30               --         --              30
Net loss......................           --       --               --            --          (22,557)        --         (22,557)
                                -----------    -----        ---------         -----        ---------      -----       ---------
BALANCE AT JANUARY 31, 1998...   11,312,154      115          137,821            --         (423,082)      (804)       (285,950)
---------------------------------------------------------------------------------------------------------------------------------
Restricted
  stock--forfeitures..........       (1,770)      --               --            --               --         --              --
Cancellation of the former
  equity interests under plan
  of reorganization...........  (11,310,384)    (115)        (137,821)           --          137,132        804              --
Net income....................           --       --               --            --          285,950         --         285,950
Issuance of new equity
  interests in connection with
  emergence from Chapter 11...   10,225,711      102           54,898            --               --         --          55,000
                                -----------    -----        ---------         -----        ---------      -----       ---------
BALANCE AT JANUARY 30, 1999...   10,225,711      102           54,898            --               --         --          55,000

Stock options--amortization...           --       --              205            --               --         --             205
Adjustment of equity issuance
  resulting from resolution of
  Chapter 11 claims...........     (356,620)      (3)               3            --               --         --              --
Exercise of warrants..........       85,508        1              598            --               --         --             599
Exercise of options...........       12,121       --               51            --               --         --              51
Net loss......................           --       --               --            --           (9,368)        --          (9,368)
                                -----------    -----        ---------         -----        ---------      -----       ---------
BALANCE AT JANUARY 29, 2000...    9,966,720    $ 100        $  55,755         $  --        $  (9,368)     $  --       $  46,487
                                ===========    =====        =========         =====        =========      =====       =========

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        BRADLEES, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION

    Bradlees, Inc. and subsidiaries (collectively "Bradlees" or the "Company") operate in the discount department store retail segment in the Northeast United States. Accordingly, there are no specific operating or geographic segment disclosures, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", other than the consolidated financial position and results of operations. The Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 23, 1995 (the "Filing"). Prior to emerging from Chapter 11 on February 2, 1999 (the "Effective Date"), the Company (the "Predecessor") operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The reorganized Company (the "Registrant") adopted fresh-start reporting (Note 2) and gave effect to its emergence as of its fiscal 1998 year-end (January 30, 1999).

    Under fresh-start reporting, the final consolidated balance sheet as of January 30, 1999 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting was reflected in the accompanying consolidated balance sheet as of January 30, 1999, the consolidated statement of operations, statement of cash flows and statement of stockholders' equity for the fiscal year ended January 29, 2000 ("1999") are not comparable in certain material respects to the prior periods presented. Accordingly, a black line has been drawn in those statements between the Registrant's and Predecessor's amounts.

    The Company's ability to meet its financial obligations and make planned capital expenditures will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Management believes that the availability under its Revolver (Note 6), together with available cash and expected cash flows from 2000 operations and beyond, will enable it to fund its expected needs for working capital, capital expenditures and debt service requirements. The Revolver expires in December, 2001 and will need to be repaid or extended at that time.

2. REORGANIZATION CASE AND FRESH-START REPORTING

    REORGANIZATION CASE

    During the Chapter 11 case, the Company's ability to continue as a going concern was dependent upon, among other things, the confirmation of a plan of reorganization by the Bankruptcy Court. Substantially all liabilities as of the date of the Filing were subject to settlement under the Company's plan of reorganization, as modified (the "Plan"), confirmed by the Bankruptcy Court on January 27, 1999. Generally, interest on pre-petition debt ceases accruing upon the filing of a petition under the Bankruptcy Code. Contractual interest expense not recorded on certain pre-petition debt totaled approximately $30.6 and $31.1 million for 1998 and 1997, respectively. Also, the 1997 consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that would have been necessary as a consequence of the Plan.

    The Company made the following key modifications to its business strategy during 1997 and 1998 to enhance profitability, improve customer service and complete its reorganization: (a) reintroduced lower opening price points in a comprehensive variety of merchandise categories to enhance value and increase customer traffic; (b) reduced costly promotional events and thereby eliminated or reduced the likelihood of substandard profit margins; (c) reintroduced certain basic convenience and commodity products that are typical of assortments carried by discount department stores; (d) reinstituted a layaway program, while better controlling promotions of the Bradlees' credit card, and installed new

                        BRADLEES, INC. AND SUBSIDIARIES

2. REORGANIZATION CASE AND FRESH-START REPORTING (CONTINUED) in-store directional and departmental signage; (e) revised the Company's markdown policy to be based on product rate of sale; (f) modified weekly ad circulars to achieve more item-intensive and price-point oriented ad offerings;
(g) introduced both a "Certified Value" program that highlights certain key recognizable items at competitive everyday prices and a "WOW!" program which integrates targeted and mostly unadvertised opportunistic purchases; (h) closed unprofitable stores; and (i) significantly reduced overhead while improving operating efficiencies.

    The Plan contained distributable value to creditors of approximately
$162 million (as of the Effective Date) which consisted of approximately
$15 million of administrative claim payments (including $4.5 million of professional fees accrued at January 30, 1999 and paid subsequent to the Effective Date); $14 million of cash distributions to the pre-Chapter 11 bank group and the unsecured creditors; $40 million of convertible notes (Note 6) primarily payable to the pre-Chapter 11 bank group, which were immediately paid down on the Effective Date by approximately $11 million from the proceeds of the modification of the lease terms of the Union Square, NY store; certain other notes totaling $6.2 million (Note 6); other distributions totaling
$1.4 million; approximately ten million shares of new Bradlees Common Stock (the former Bradlees common stock was canceled) with an estimated value as of the Effective Date of $85 million (see discussion below); and warrants allowing for the purchase of up to one million shares of Common Stock, exercisable at $7.00 per share and expiring February 2, 2004. Certain pre-petition claims are still in the process of being resolved but the ultimate resolution of those claims will not have any impact on the distributable value.

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

    FRESH-START REPORTING

    As discussed above, the Company's Plan was consummated on February 2, 1999 and Bradlees emerged from Chapter 11. Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start reporting and reflected the consummation distributions in the consolidated balance sheet as of January 30, 1999 to give effect to the reorganization as of year-end. Under fresh-start reporting, the reorganization value of the

                        BRADLEES, INC. AND SUBSIDIARIES

2. REORGANIZATION CASE AND FRESH-START REPORTING (CONTINUED)
Company was allocated to the emerging Company's net assets on the basis of the purchase method of accounting.

    The resulting charge of $108.4 million from all fresh-start adjustments, excluding the write-off of the old stock, was presented as "Revaluation of assets and liabilities pursuant to adoption of fresh-start reporting" in the consolidated statement of operations for 1998. In addition, an extraordinary gain of $419.7 million was recognized in 1998 for the discharge of all pre-petition debt. Unaudited pro forma summary information assuming the Company had emerged from Chapter 11 at the beginning of 1998 is presented in Note 4.

    The fresh-start reporting reorganization value was primarily based on the Company's projected earnings before interest, taxes and depreciation and amortization ("EBITDA") for 1999 (adjusted to exclude the projected EBITDA of two stores that were previously expected to close at the end of 1999 and certain non-cash credits), discounted to present value using the Company's weighted average cost of capital rate of 14%. Only projected 1999 EBITDA was utilized to calculate the value due to the uncertainties facing the Company, such as changing competitive conditions, that made future projections less meaningful. A multiple of 5.0 was applied to the adjusted 1999 EBITDA to assist in calculating the reorganization value. The multiple was determined after analyzing the multiples of several publicly-held companies operating in a comparable business. The discount rate and multiple utilized by the Company reflected a relatively "high-risk investment". The use of a short projection period placed a greater emphasis on the accuracy of the multiple.

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

    The Company's reorganization value of $464 million was less than the appraised value of its assets at January 30, 1999, which was approximately
$477 million. Management believes that the creditors accepted the Plan and the corresponding reorganization value, despite the inherent future business risks, primarily because the Company had made significant progress in improving its operating performance in 1997 and 1998, the Company's reorganization value exceeded its liquidation value, there was a waiver of all preferences, and certain creditors believed that it was in the Company's best interest to emerge from bankruptcy at that time. In accordance with the purchase method of accounting, the excess of the revalued net assets over reorganization value (negative goodwill) was allocated to reduce proportionately the values assigned to noncurrent assets in determining their appraised values.

    The calculated reorganization value was based upon a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company, including but not limited to those with respect to the future course of the Company's business activity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of subsidiaries. Intercompany transactions have been eliminated in consolidation.

                        BRADLEES, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company's fiscal year ends on the Saturday nearest to January 31. The term "1999" refers to the 52 weeks ended January 29, 2000; "1998" refers to the 52 weeks ended January 30, 1999; and "1997" refers to the 52 weeks ended January 31, 1998.

    LEASED DEPARTMENT SALES The Company leases space in its stores to another entity for the sale of shoes and uniforms (in certain stores) in return for fees based on a percentage of such sales. Leased department sales were $47.8, $43.9 and $47.8 million in 1999, 1998 and 1997, respectively. The associated fee income is included in leased department and other operating income. See also "Revenue recognition" below.

    FAIR VALUE OF FINANCIAL INSTRUMENTS SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures of estimated fair values of financial instruments both reflected and not reflected in the accompanying financial statements. The estimated fair values of the Company's cash and cash equivalents, accounts receivable, borrowings under the Revolver (Note 6), and accounts payable approximated the carrying amounts at January 29, 2000 and January 30, 1999 due to their short maturities or variable-rate nature of the borrowings. The estimated fair value of the Lease Financing Obligation (Note 6) approximates its carrying amount at January 29, 2000 based on an evaluation of market rates for similar transactions. The fair value of the 9% Convertible Notes (Note 6), which were paid off during 1999, were assumed equal to face value at January 30, 1999. No fair value was available in 1999 for the Company's warrants (Note 2), which did not trade on any public market until February, 2000.

    GEOGRAPHICAL CONCENTRATION As of January 29, 2000, the Company operated 104 discount department stores in seven states in the Northeast, primarily in the heavily populated corridor running from Boston to Philadelphia. A significant change in economic or competitive conditions within this area could have a material impact on the Company's operations.

    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The primary estimates underlying the Company's financial statements include the valuation of assets and liabilities and the calculation of reorganization value under fresh-start reporting (Note 2), the estimated useful lives of fixed assets and lease interests, accruals for a self-insured medical program (beginning in 1998) and for self-insured workers' compensation and general liability (Note 14), vacation pay reserves (Note 14), and provisions for rejected leases and restructuring costs associated with closing stores (Note 7).

    COLLECTIVE BARGAINING ARRANGEMENTS Approximately 71% of the Company's labor force is covered by collective bargaining agreements, of which collective bargaining agreements affecting approximately 75% of the union labor force will expire within one year and are expected to be renegotiated.

    CASH AND CASH EQUIVALENTS Highly liquid investments with original maturities of 3 months or less when purchased are classified as cash and cash equivalents.

    INVENTORIES Substantially all inventories are valued at the lower of cost (which includes certain warehousing costs) or market, using the last-in, first-out ("LIFO") retail method. No LIFO charges were recorded by the Company during the periods presented as there was no excess of current cost over LIFO cost.

                        BRADLEES, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ASSETS HELD FOR SALE Assets held for sale were stated at the lower of net book value or estimated net realizable value and classified as current or noncurrent based upon the anticipated time to sell the asset.

    PROPERTY, PLANT AND EQUIPMENT Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. The costs of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal, with the resulting gain or loss included in earnings. Depreciation and amortization is recorded based upon the estimated useful lives under the straight-line method. Leasehold improvements and assets recorded under capital leases are amortized over the lives of the respective leases (including extensions) or the lives of the improvements, whichever is shorter, and such amortization is included in depreciation and amortization expense.

Buildings............................  30 years
Fixtures, machinery and equipment....  3 to 10 years
Leasehold improvements...............  10 to 20 years
                                       or the term of the lease, if shorter

    The Company reviews its long-lived assets for any impairment under SFAS No. 121 whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.

    SOFTWARE COSTS Certain costs associated with internally developed computer software are capitalized in accordance with SOP No. 98-1, "Accounting for the Costs for Computer Software Developed or Obtained for Internal Use". Such capitalized costs were approximately $2.2, $1.1 and $1.5 million in 1999, 1998 and 1997, respectively.

    LEASE INTERESTS Lease interests represent the values assigned to the Company's lease rights under fresh-start reporting and are being amortized as a charge to rent expense over the remaining lease terms. Accumulated amortization was $4.4 million at January 29, 2000.

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

    UNFAVORABLE LEASE LIABILITY The unfavorable lease liability was recorded as part of fresh-start reporting and represented the estimated present value liability related to lease commitments that exceeded market rents for similar locations. This liability is being amortized as a reduction of rent expense, $8.8 million in 1999, over the remaining lease terms while the associated present value discount is being amortized to interest and debt expense, $9.4 million in 1999, based on the effective interest method.

    SELF-INSURANCE RESERVES The Company is primarily self-insured for medical, workers' compensation and general liability costs. The medical self-insurance reserve was determined with the assistance of the Company's insurance advisor. The workers' compensation and general liability self-insurance reserves were actuarially determined using a discount rate of 6.00% at January 29, 2000 and January 30, 1999. Self-insurance reserves have been classified as current and noncurrent in accordance with the estimated timing of the projected payments.

                        BRADLEES, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED FINANCING COSTS Deferred financing costs are amortized as a charge to interest and debt expense over the lives of the related financings. Deferred financing costs at January 29, 2000 and January 30, 1999 were associated with the Revolver. Accumulated amortization was $1.4 million at January 29, 2000.

    ADVERTISING COSTS Advertising costs are expensed in the period in which the associated advertisements are run. Advertising expenses totaled approximately $47.6, $46.0 and $49.3 million in 1999, 1998 and 1997, respectively.

    STORE OPENING AND CLOSING COSTS Pre-opening costs are expensed as incurred. Store closing costs were provided for when the decision was made to close such stores.

    STOCK COMPENSATION The Company accounts for stock-based employee compensation costs using the intrinsic value method (Note 10).

    INCOME TAXES The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, net of valuation allowances, are provided to recognize the effect of temporary differences between financial reporting and income tax reporting of assets and liabilities.

    EARNINGS PER SHARE Net loss per share for 1999 and 1997 was computed using the weighted average number of common shares outstanding. The weighted average number of shares (in thousands) used in the calculation for both basic and diluted net loss per share in 1999 and 1997 was 9,912 and 11,365 shares, respectively. The number of shares used for 1999 was based on shares issued or presumed issued (Note 9) in accordance with the Plan. Diluted net loss per share equaled basic net loss per share as the dilutive calculations would have an anti-dilutive impact as a result of the net loss incurred in each of those years. Net earnings per share was not presented for 1998 because the old stock was canceled under the Plan and the new stock was not issued until after consummation of the Plan.

    RECLASSIFICATIONS Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

    REVENUE RECOGNITION Revenue is recognized when customers take possession of the merchandise (except for leased department sales--see discussion that follows) and the Company reserves for its best estimate of sales returns based on its historical experience. The Company recognizes revenue on layaway sales at the time customers pick-up the merchandise in accordance with Staff Accounting Bulletin (SAB) No. 101. In December, 1999 the Securities and Exchange Commission (the "SEC") issued SAB No. 101, "Revenue Recognition in Financial Statements", which provides guidance on, among other things, recognition of layaway sales and reporting of leased department sales. SAB No. 101 requires that layaway sales and the associated gross margin not be recognized until the customers pick up the merchandise and that leased department sales not be included in the presentation of total revenue in SEC filings. Customer deposits for layaway purchases not yet picked up are included in "Other accrued expenses".

    The Company elected the early adoption of the provisions of SAB No. 101 in the fourth quarter of 1999 effective as of the beginning of 1999 and, accordingly, recorded a charge of $0.6 million for the cumulative effect of a change in accounting method for layaway sales and excluded leased department sales from the presentation of total revenue in the accompanying consolidated statements of operations. The pro forma retroactive effect of the layaway accounting change on the loss before extraordinary

                        BRADLEES, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) item and fresh-start revaluation charge (1998) and net loss and on per-share amounts are shown in Note 4 for 1998 and for 1997 was a $0.4 million increase in the 1997 net loss or approximately $.04 additional net loss per share.

    RECENT ACCOUNTING PRONOUNCEMENT In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. The Company is currently analyzing the impact, if any, from SFAS No. 137 on the Company's financial position and results of operations.

4. PRO FORMA SUMMARY FINANCIAL INFORMATION (UNAUDITED)

    The pro forma summary information is based on the Company's consolidated statement of operations for 1998 included in this Form 10-K as adjusted to give effect to the consummation of the Plan (Note 2) as if the Effective Date had occurred on January 31, 1998 (at the beginning of fiscal 1998) and to give effect to the change in accounting method for layaway sales (see above). The unaudited pro forma information is presented for informational purposes only and does not purport to represent what the Company's results of operations would actually have been if the Effective Date of the Plan had occurred at the beginning of 1998, or to project the Company's results of operations for any future period.

    The following unaudited pro forma summary information reflects the
(1) estimated effects of the Plan; (2) elimination of the operating results of seven stores closed since January 31, 1998 as part of the Company's reorganization; (3) elimination of reorganization items, emergence-related bonus provision of $4.4 million, the fresh-start revaluation charge and the extraordinary gain on debt discharge; (4) retroactive effect on the reported 1998 losses of the change in accounting for layaway sales; and (5) estimated weighted average number of common shares equal to the number used for 1999. There was no tax impact from the pro forma adjustments.

                         PRO FORMA SUMMARY INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                  (UNAUDITED)

                                                                FISCAL YEAR
                                                                   ENDED
                                                              JANUARY 30, 1999
                                                              ----------------
Net sales...................................................     $1,322,875
Loss before extraordinary item and fresh-start revaluation
  charge....................................................        (22,294)
Net loss....................................................        (22,294)
Net loss per share..........................................     $    (2.26)

                        BRADLEES, INC. AND SUBSIDIARIES

5. PROPERTY, PLANT AND EQUIPMENT, NET

                                                               (000'S)
                                                 -----------------------------------
                                                 JANUARY 29, 2000   JANUARY 30, 1999
                                                 ----------------   ----------------
Property excluding capital leases:
  Buildings and improvements...................      $ 69,273           $ 59,935
  Equipment and fixtures.......................        49,562             33,104
                                                     --------           --------
    Subtotal...................................       118,835             93,039
  Accumulated depreciation.....................       (26,294)                --
                                                     --------           --------
    Property excluding capital leases, net.....        92,541             93,039
                                                     --------           --------
Property under capital leases:
  Buildings and improvements...................        23,831             10,347
  Accumulated amortization.....................        (1,473)                --
                                                     --------           --------
    Property under capital leases, net.........        22,358             10,347
                                                     --------           --------
Total property, plant and equipment, net.......      $114,899           $103,386
                                                     ========           ========

6. DEBT

                                                               (000'S)
                                                 -----------------------------------
                                                 JANUARY 29, 2000   JANUARY 30, 1999
                                                 ----------------   ----------------
Revolver (8.36%-1999, 7.32%-1998)..............      $129,857           $114,449
Lease Financing Obligation (14.8%).............        17,492                 --
Convertible Notes (9.0%).......................            --             28,995
Cure, CAP & Tax Notes (9.0%)...................         4,926              6,236
Obligations under capital leases (Note 8)......        27,743             26,322
                                                     --------           --------
Total debt.....................................       180,018            176,002
Less:
  Short-term debt (Revolver)...................       129,857            114,449
  Current portion-capital leases...............         1,647              1,038
  Current portion-other........................         1,312              1,051
                                                     --------           --------
Long-term debt.................................      $ 47,202           $ 59,464
                                                     ========           ========

    FINANCING FACILITY  Prior to the Effective Date, the Company had a
$250 million financing facility (the "Financing Facility") (of which
$125 million was available for issuance of letters of credit) with BankBoston Retail Finance, Inc. ("BBNA") as agent, under which the Company was allowed to borrow for general corporate purposes, working capital and inventory purchases. The Financing Facility consisted of (a) an up to eighteen-month debtor-in-possession revolving credit facility in the maximum principal amount of $250 million (the "DIP Facility") and, subject to meeting certain conditions,
(b) an up to three-year post-emergence credit facility in the maximum principal amount of $250 million (as modified, the "Revolver"--see below). The outstanding amount under the DIP Facility was repaid on the Effective Date with proceeds from the Revolver. The Revolver is scheduled to expire on December 23, 2001.

                        BRADLEES, INC. AND SUBSIDIARIES

6. DEBT (CONTINUED)
    Trade and standby letters of credit outstanding under the Revolver were $11.0 and $21.5 million, respectively, as of January 29, 2000. Trade and standby letters of credit outstanding under the DIP Facility were $10.8 and $17.3 million, respectively, as of January 30, 1999.

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

    The Revolver permits the Company to borrow funds under the senior secured tranche at an interest rate per annum equal to (a) the higher of (i) the annual rate of interest as announced by BankBoston as its "Base Rate" and (ii) the weighted average of the rates on overnight federal funds plus 0.50% per annum; or (b) 2.25% per annum plus the quotient of (i) the LIBOR Rate in effect divided by (ii) a percentage equal to 100% minus the percentage established by the Federal Reserve as the maximum rate for all reserves applicable to any member bank of the Federal Reserve system in respect of eurocurrency liabilities. Each of these rates is subject to a 0.50% increase in the event of overadvances. The weighted average interest rate under the Revolver in 1999 was 7.59% compared to 7.81% under the DIP Facility in 1998. The junior secured facility permits the Company to borrow funds at the "Base Rate" plus 7.00% per annum.

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

    LEASE FINANCING OBLIGATION In July, 1999, the Company and 2500 CPA Associates, LLC ("CPA") entered into an agreement for the financing of the Company's leasehold interest in the Yonkers, NY store (the "Lease Financing Obligation"). Under this agreement, the Company received $17.5 million in exchange for the assignment of its leasehold interest to CPA and annual incremental payments of $2.6 million (including interest at an effective rate of 14.8%) under a sublease with CPA for a term of 35 years, including option periods. The Yonkers store continues to operate as a Bradlees store and the net proceeds (after certain fees) of $17.2 million were used to pay down
$17.0 million of the Notes (see below) and $0.2 million of associated accrued interest.

    The Lease Financing Obligation is secured by (i) the leasehold interest in the Yonkers store, (ii) first priority liens on leasehold interests in three other named stores, as well as any net proceeds received upon any disposition(s) of such interests, and (iii) a standby letter of credit of $1.1 million.

                        BRADLEES, INC. AND SUBSIDIARIES

6. DEBT (CONTINUED)
    In addition, as a result of the lease financing transaction, the underlying Yonkers operating lease was converted to a capital lease with a $2.9 million obligation and associated capital lease asset. Also, the prior assets held for sale of $14 million for Yonkers were reclassified, with $3.4 million (representing the net book value of the store equipment and leasehold improvements) added to property excluding capital leases, net and $10.6 million (representing the remaining incremental lease value previously determined under fresh-start reporting) added to property under capital leases, net.

    9% CONVERTIBLE NOTES The 9% Convertible Notes (the "Notes") were scheduled to mature on February 3, 2004 and bore interest at the rate of 9% per annum from the date of issuance, payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 1999. The Notes were convertible any time after the first anniversary of the Effective Date into shares of the Company's Common Stock. The conversion price would initially have been the unweighted average closing price of the Common Stock during the twenty business days preceding the first anniversary of the Effective Date. The Company had the right to redeem the Notes at any time, in whole or in part, subject to certain availability levels under the Revolver, by paying the holder the unpaid principal plus accrued and unpaid interest. The Company exercised an option (see below) to repurchase
$9 million of the Notes at a discount in December, 1999 and recognized an extraordinary gain of $1.2 million. The remaining outstanding Notes were redeemed along with associated accrued and unpaid interest in January, 2000.

    During the third quarter of 1999, the Company entered into a supplemental agreement with the holders of approximately $9.0 million, or approximately 75%, of the $12.0 million of the outstanding Notes (the "Discount Option Noteholders"). Under the agreement, the Company was allowed to repurchase the outstanding Notes held by the Discount Option Noteholders (the "Discount Option Notes") at a purchase price equal to 86% of the outstanding principal amount (i.e. a 14% discount), plus accrued interest, exercisable for a one-month period from December 1, 1999 through December 31, 1999 (the "Discount Option"). Each month thereafter the discount would have decreased by 1% such that the discount would have been fully eliminated by January 31, 2001. In consideration of the Discount Option, the Company agreed, among other things, to pay the Discount Option Noteholders a premium on the closing date of the grant of the option equal to 0.5% of the outstanding principal amount of the Discount Option Notes.

    CURE AND CAP NOTES Pursuant to the Plan, the Company issued Cure Notes in the aggregate principal amount of $3.3 million. The Cure Notes are not secured and bear interest at a rate equal to nine percent (9%) per annum. For most of the Cure Notes, principal and accrued interest are not payable until three years after the Effective Date. The Company can prepay these notes, in whole or in part, without premium or penalty. Pursuant to the Plan, the Company also issued Capital Lease ("CAP") Notes in the aggregate principal amount of $0.5 million.

    TAX NOTES Pursuant to the Plan and the Bankruptcy Code, the Company agreed to make deferred cash payments in the aggregate principal amount of $2.4 million on account of allowed tax claims. Payments are being made in equal quarterly installments of principal, plus simple interest accruing from the Effective Date at a rate equal to nine percent (9%) per annum on the unpaid portion of such claims. The first payment was generally due 90 days after the Effective Date. The Company can prepay these notes, in whole or in part, without premium or penalty.

                        BRADLEES, INC. AND SUBSIDIARIES

7. REORGANIZATION ITEMS

    The Company provided for or incurred the following expense and income items in 1999, 1998 and 1997 directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations (in 000's):

                                                  1999            1998       1997
                                                --------        --------   --------
Professional fees.............................  $ 1,200     :   $12,000    $10,000
Interest income...............................       --     :    (1,038)      (420)
Provision for rejected leases.................       --     :    (7,156)    (2,846)
Net asset/liability write-offs................       --     :       620     (3,408)
Gain on disposition of properties.............       --     :    (6,153)    (1,153)
Provision for occupancy and other store
  closing costs...............................   (1,608)    :     4,868      1,112
Employee severance and termination benefits...     (370)    :     1,420     (2,813)
Provision for MIS retention bonuses...........       --     :        --        280
                                                -------         -------    -------
  Total reorganization items..................  $  (778)    :   $ 4,561    $   752
                                                =======         =======    =======

    PROFESSIONAL FEES AND INTEREST INCOME: Professional fees represent estimates of expenses associated with the Chapter 11 case, primarily for legal, consulting and accounting services provided to the Company and the creditors committee (which were required to be paid by the Company). Interest income represented interest earned on cash invested during the Chapter 11 proceeding.

    PROVISION FOR REJECTED LEASES AND NET ASSET/LIABILITY WRITE-OFFS: Under the Bankruptcy Code, the Company could elect to reject real estate leases, subject to Bankruptcy Court approval. The liability established for rejected leases during the Chapter 11 case was subject to future adjustments, including adjustments based on claims filed by the lessors and Bankruptcy Court actions. During 1998, the Company obtained confirmation that the lessor of a previously rejected lease had re-let the premises and, accordingly, the Company reduced its liability for rejected leases by $4.7 million. Also during 1998, the Company was notified by two of its former landlords at closed locations that the properties had been re-let and therefore their claims for rejected lease damages were reduced by $2.4 million. The Company reduced its rejected lease liability accordingly. In 1997, the Company reversed a rejected lease provision of $5.2 million that had been recorded in 1996 for a store that was subsequently sold in 1997 with no rejection liability. In addition, the Company recorded a provision of approximately $2.4 million in 1997 for four of the six stores closed in February, 1998 whose leases were rejected by the Company.

    The Company incurred a net asset write-off in 1998 relating primarily to the disposal of greeting card fixtures that were replaced as a consequence of the Company's rejection of its greeting card supply contract. The credit of $3.4 million in 1997 resulted from the write-off of closed stores' capital lease obligations that exceeded the sum of the carrying value of the closed stores' assets plus an adjustment to lower the carrying value of a property held for sale.

    GAIN ON DISPOSITION OF PROPERTIES: The Company sold a previously closed store in 1998 and recognized a gain of $1.9 million that was classified as a reorganization item since the associated asset write-offs were previously included in reorganization items. The Company also recognized a gain, net of the associated net asset write-off, of $4.3 million in January, 1999 related to the modification of the Union Square lease terms. The Company sold certain closed store leases in 1997 and the related gains

                        BRADLEES, INC. AND SUBSIDIARIES

7. REORGANIZATION ITEMS (CONTINUED)
were classified as reorganization items since the associated net asset write-offs were also previously included in reorganization items.

    STORE CLOSING COSTS: During 1999, the Company entered into a lease financing transaction (Note 6) which allowed its Yonkers, NY store to continue in operation and extended its Union Square, NY store lease, resulting in the reversal of reserves totaling $1.6 million that had been established in 1998 for the expected store closing costs. The Company recorded a provision of approximately $4.9 million at the end of 1998 for the estimated closing costs associated with one store that closed in March, 1999, including the expected holding costs for that store lease, and for the Yonkers and Union Square, NY stores that were anticipated to begin closing by the end of 1999 in connection with the Company's Plan (Note 2). A provision of $0.5 million for an inventory impairment at the store closed in March, 1999 was charged to cost of sales in January, 1999.

    In December, 1997, the Company approved a restructuring plan to close 6 stores by February, 1998. One of the 6 stores was owned and closed as a result of the sale of the property in January, 1998. In connection with the plan to close the 6 stores, the Company rejected certain leases and wrote off a net liability (see "Provision for rejected leases and net asset/liability write-offs"). In addition, the Company established provisions in 1997 for the associated closing costs and for an inventory impairment of $2.9 million for the 6 stores that was charged to cost of sales. This provision for inventory impairment, along with the January, 1999 provision above, represented the incremental markdowns required to liquidate the inventory at the closed stores. Such costs were recorded in accordance with the retail inventory method.

    Other store closing costs represent incremental asset protection, occupancy and various closing costs associated with the decision to close the stores. Other store closing costs paid in 1999 totaled approximately $1.6 million.

    EMPLOYEE SEVERANCE AND TERMINATION BENEFITS: The Company reversed approximately $0.4 million of reserves in 1999 for employee severance and termination benefits that were established in 1998 for the Yonkers and Union Square, NY stores discussed above. The Company recorded a provision of approximately $1.4 million at the end of 1998 for severance and termination benefits for approximately 563 associates at the three stores expected to close (see above) and for certain central office positions eliminated. The credit to employee severance and termination benefits of $2.8 million in 1997 resulted from the reversal of certain severance reserves totaling $3.4 million, including a significant portion of the severance reserve that had been established in 1996 for Mark Cohen, the Company's former CEO, partially offset by a $0.6 million charge for severance and termination benefits for 382 store associates at the 6 stores closed in February, 1998. A settlement agreement was reached with Mr. Cohen in 1997. Approximately $0.6 million of employee severance and termination benefits were paid in 1999.

    MIS RETENTION BONUSES: The Company had a retention bonus program for certain Management Information System (MIS) employees that provided for bonuses during the Chapter 11 proceeding for continued employment through April, 1998. In April, 1998 these bonuses were paid and this program was discontinued.

    RESTRUCTURING RESERVES: As of January 29, 2000, the Company had remaining reserves (included in accrued expenses) totaling approximately $1.6 million for costs associated with the closing of stores and other restructuring activities. Most of the remaining reserved costs will be paid within a year.

                        BRADLEES, INC. AND SUBSIDIARIES

7. REORGANIZATION ITEMS (CONTINUED)
Approximately $2.2 million of restructuring costs, including the severance and termination benefit payments discussed above, were paid in 1999.

    CLOSED STORE RESULTS: Net sales and operating losses (exclusive of any central office expense allocation and prior to interest expense, income taxes and reorganization items) from the one store closed in March, 1999, the one store closed in April, 1997 and the 6 stores closed in February, 1998 were (in 000's):

                                                      1999       1998       1997
                                                    --------   --------   --------
Net sales.........................................   $1,341    $14,322    $69,423
Operating loss....................................   $  (70)   $  (592)    (1,158)

8. LEASE COMMITMENTS

    At January 29, 2000, the Company had various non-cancelable leases in effect for its stores, distribution centers, and central office building, as well as for certain equipment. Capital lease obligations were revalued under fresh-start reporting. Minimum payments due under leases were as follows:

                                                               (000'S)
                                                  ---------------------------------
                                                  CAPITAL LEASES   OPERATING LEASES
                                                  --------------   ----------------
2000............................................     $  4,769          $ 52,988
2001............................................        4,555            54,021
2002............................................        4,516            48,272
2003............................................        4,516            42,073
2004............................................        4,551            34,672
Thereafter......................................       39,738           265,697
                                                     --------          --------
Total minimum payments..........................       62,645          $497,723
                                                                       ========
Estimated executory costs.......................       (4,229)
                                                     --------
Net minimum lease payments......................       58,416
Imputed interest................................      (30,673)
                                                     --------
Present value of net minimum lease payments.....       27,743
Less current portion............................       (1,647)
                                                     --------
Obligations under capital leases, net of current
  portion.......................................     $ 26,096
                                                     ========

    Minimum payments for capital and operating leases have not been reduced by minimum sublease rentals of $9.5 and $6.3 million, respectively, due in the future under noncancelable leases. The minimum payments do not include the contingent rentals that may be payable under certain leases.

                        BRADLEES, INC. AND SUBSIDIARIES

8. LEASE COMMITMENTS (CONTINUED)
    Total rent expense was as follows:

                                                     (000'S)
                                            -------------------------
                                              1999             1998       1997
                                            --------         --------   --------
Operating leases:
  Minimum rent............................  $ 47,949    :    $ 48,565   $ 48,749
  Contingent rent.........................     1,189    :         209        425
  Sublease income.........................   (10,583)   :     (10,135)   (10,501)
                                            --------         --------   --------
                                              38,555    :      38,639     38,673
                                            --------         --------   --------
Capital leases:
  Sublease income.........................    (1,402)   :      (1,265)    (1,747)
                                            --------         --------   --------
Total.....................................  $ 37,153    :    $ 37,374   $ 36,926
                                            ========         ========   ========

    Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain stores. Sublease income includes leased department income (which is included in leased department and other operating income) and sublease rent income. Most of the leases require that the Company pay taxes, maintenance, insurance and certain operating expenses. Management expects that, in the normal course of business, expiring leases will be renewed or replaced by other leases.

    In February, 2000 the Company terminated its lease commitment for its closed store in Peabody, MA with a lump-sum payment of $2.0 million. The Company recorded a one-time gain of $2.7 million in the first quarter of fiscal year 2000 associated with the early termination of the related capital lease obligation. Minimum payments due under the Peabody store lease included in the table of minimum lease payments totaled $23.8 million over the remaining lease term of 16 years.

9. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

    Pursuant to the Plan, Bradlees has authorized capital stock consisting of 41,000,000 shares, par value $.01 per share, consisting of 40,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. As of January 29, 2000, 9,966,720 shares of Common Stock were issued or presumed issued in accordance with the Plan. This includes certain shares expected to be issued as final unresolved pre-petition claims are settled. As of the Effective Date, 10,225,711 shares of Common Stock had been presumed issued in accordance with the Plan. No Preferred Stock has been issued.

    COMMON STOCK In addition to the above shares issued or being issued under the Plan, the following shares of Common Stock are reserved for issuance:
1,000,000 shares issuable upon exercise of outstanding warrants (see below); and 1,000,000 shares are reserved for issuance under the 1999 Option Plan
(Note 10).

    The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Therefore, the holders of a majority of the shares voted in the election of directors can elect all of the directors then standing for election, subject to the rights of the holders of any Preferred Stock, if and when issued. The holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company's Board of Directors. Dividends cannot be paid under the terms of the Revolver. The possible issuance of Preferred Stock with a preference over Common Stock as to any future dividends could impact the dividend rights of holders of Common

                        BRADLEES, INC. AND SUBSIDIARIES

9. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)
Stock. The holders of Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock.

    All of the outstanding shares of Common Stock, all of the shares of Common Stock issuable upon exercise of the warrants and options are freely tradeable without restriction or further registration under the Securities act, either because such shares were issued or are issuable pursuant to the exemption provided by Section 1145 of the Bankruptcy Code and such shares are not "restricted securities" as defined in Rule 144 under the Securities Act or because the offer and resale of such shares was registered pursuant to the Company's Form S-1 Registration Statement or pursuant to a registration statement on Form S-8.

    UNDESIGNATED PREFERRED STOCK The Board of Directors is authorized, without further action of the stockholders, to issue up to 1,000,000 shares of Preferred Stock. Any Preferred Stock issued may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

    WARRANTS On the Effective Date, a total of 1,000,000 shares of Common Stock were reserved for issuance under warrants at an exercise price of $7.00 per share. The warrants were issued following consummation of the Plan and expire on February 2, 2004. As of January 29, 2000, 85,508 shares had been issued upon exercise of warrants and 914,492 warrants remain outstanding or to be issued.

    SHAREHOLDER RIGHTS Plan On November 23, 1999, the Company adopted a shareholder rights plan (the "Rights Plan"). The purpose of the Rights Plan is to protect stockholders from coercive or otherwise unfair takeover tactics. Under the terms of the Rights Plan, the Board of Directors declared a dividend distribution of one Preferred Stock purchase right ("Right") for each outstanding share of Common Stock. The Rights dividend was paid to stockholders of record as of November 26, 1999. The Rights become exercisable in the event that a person or group (an "Acquiring Person") either acquires 15% or more of the Company's outstanding voting stock or commences a tender offer or exchange offer to acquire 15% or more of such stock. Once exercisable, each Right will, depending on the circumstances, entitle a holder, other than an Acquiring Person, to purchase shares of either the Company or an acquiring company having market value equal to twice the exercise price.

10. STOCK OPTIONS

    On the Effective Date, a total of 1,000,000 shares of Common Stock were reserved for issuance under the Bradlees Inc. 1999 Stock Option Plan (the "1999 Option Plan"). Pursuant to the plan of reorganization, the Company agreed to grant options to purchase 750,000 shares of Common Stock to senior management. These options vest in one-third increments beginning on the date of the grant and each of the two anniversaries following the date of grant. In addition, 250,000 additional shares can be granted at such price and on such terms as the Compensation Committee of the Board of Directors shall determine. During 1999, the Compensation Committee authorized grants of additional options to purchase 137,050 shares of Common Stock to other members of management at prices equal to the market prices of the Common Stock on the dates of the grants. These options vest in one-third increments annually beginning on the first anniversary of the grant date. All vested options shall be exercisable for a period of 5 years from the date of the grant. The Company is recording compensation expense related to all options over the vesting period in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (intrinsic value method). Accordingly, compensation expense is being measured as the excess, if any, of the quoted market price

                        BRADLEES, INC. AND SUBSIDIARIES

10. STOCK OPTIONS (CONTINUED)
of the Company's Common Stock at the date of grant over the exercise price of the options. The total compensation expense expected to be recorded over the vesting period for the grant of the 750,000 shares is $0.3 million, of which $0.2 million was incurred in 1999.

    The following table sets forth the stock option activity for 1999:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE
                                                      NUMBER OF SHARES    PRICE
                                                      ----------------   --------
Outstanding at beginning of year....................            --           --
Granted.............................................       887,050        $4.78
Exercised...........................................       (12,121)        4.22
Forfeited...........................................       (38,017)        5.54
                                                         ---------
Outstanding at end of year..........................       836,912        $4.75
                                                         =========
Options exercisable at year-end.....................       237,879        $4.22
                                                         =========
Weighted average fair value of options granted......     $    5.39
                                                         =========

    The fair value of options granted per the above table and for the pro forma information below was estimated on the dates of the grants using the Black-Scholes pricing model with the following assumptions: no dividend yield, estimated volatility of 68%, weighted average risk-free interest rates of 5.12%, and an estimated life of 3.0 years from the dates of grants to the estimated exercise dates.

    The following table summarizes information about stock options outstanding as of January 29, 2000:

                                 OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                        --------------------------------------   ----------------------
                          NUMBER                                   NUMBER
                        OUTSTANDING     REMAINING     AVERAGE    EXERCISABLE   AVERAGE
      RANGES OF            AS OF       CONTRACTUAL    EXERCISE      AS OF      EXERCISE
   EXERCISE PRICES        1/29/00     LIFE IN YEARS    PRICE       1/29/00      PRICE
---------------------   -----------   -------------   --------   -----------   --------
       $ 4.22             713,637          4.2         $4.22       237,879      $4.22
       $ 7.13             114,725          4.3          7.13            --         --
       $17.13               8,550          4.5         17.13            --         --
                          -------          ---         -----       -------      -----
                          836,912          4.2         $4.75       237,879      $4.22
                          =======          ===         =====       =======      =====

    If compensation expense under the 1999 Option Plan had been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share for 1999 would have approximated the pro forma amounts below:

                                                                  1999
                                                         -----------------------
                                                         AS REPORTED   PRO FORMA
                                                         -----------   ---------
Net loss (000's).......................................    $(9,368)    $(10,449)
Net loss per share--basic and diluted..................    $ (0.95)    $  (1.06)

    The Company's stock option plans in existence prior to the Effective Date were terminated on the Effective Date. The difference between accounting for stock-based compensation under APB No. 25 and SFAS No. 123 was not material for 1998 and 1997, and, accordingly, the pro forma disclosures were omitted.

                        BRADLEES, INC. AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLANS

    In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", which revised disclosures about pension and other post-retirement benefit plans. The following information is provided in accordance with the requirements of SFAS No. 132.

    PENSION PLANS Certain union employees are covered by multi-employer defined benefit plans. Expenses for these plans were approximately $.9 million in each year presented.

    The Company has a qualified, noncontributory defined benefit pension plan for employees not participating in multi-employer plans. Plan benefits are based on the participant's compensation and/or years of service. The Company funds the net pension costs each year. The plan assets are held in a master trust fund, which invests primarily in equity, fixed income securities and cash and cash equivalents. Effective December 31, 1998, benefit accruals for specified employees were frozen and the Company instituted an employer matching contribution at that time under its 401(k) plan (see below). The freeze triggered a curtailment gain of $6.2 million in November 1998 and the plan liabilities and assets were remeasured with the associated net impact included in the curtailment gain.

    The Company has several nonqualified, noncontributory defined benefit plans for the benefit of certain highly compensated employees. The plans are unfunded and benefits paid under the plans are based on years of service and employees' compensation. Effective December 31, 1998, benefit accruals for specified employees were frozen under the Company's qualified pension plan (see above). The Supplemental Executive Retirement Plan ("SERP") benefits were adjusted accordingly to reflect the change in future qualified pension benefits. The SERP was also amended and restated effective October 1, 1999 to reflect a revised benefit formula. The benefit formula was converted from an age-based reward structure to a structure that is based on service and now defines the benefits in the form of a lump sum.

    The components of net pension cost (benefit) for the qualified and non-qualified plans were as follows:

                                                             (000'S)
                                               -----------------------------------
                                                 1999            1998       1997
                                               --------        --------   --------
Service costs................................  $  2,306   :    $  3,599   $ 3,272
Interest costs...............................     5,162   :       5,503     5,054
Return on plan assets........................   (15,895)  :     (12,691)   (9,566)
Net amortization and deferral................     8,903   :       6,762     4,177
Curtailment (gain) loss......................        --   :      (6,207)      126
Special termination benefits.................        --   :          --      (359)
                                               --------        --------   -------
Net pension (cost) benefit...................  $    476   :    $ (3,034)  $ 2,704
                                               ========        ========   =======

                        BRADLEES, INC. AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The funded status was as follows:

                                                                     (000'S)
                                   ---------------------------------------------------------------------------
                                             JANUARY 29, 2000                       JANUARY 30, 1999
                                   ------------------------------------   ------------------------------------
                                   QUALIFIED PLAN   NON-QUALIFIED PLANS   QUALIFIED PLAN   NON-QUALIFIED PLANS
                                   --------------   -------------------   --------------   -------------------
Actuarial present value of:
  Vested benefit obligation......     $ 71,768            $ 4,232            $71,974             $ 2,697
                                      ========            =======            =======             =======
  Accumulated benefit
    obligation...................     $ 72,814            $ 4,950            $73,328             $ 3,077
                                      ========            =======            =======             =======
  Projected benefit obligation...       72,885              5,383             73,429               4,458
  Plan assets at fair value......       89,830                 --             77,597                  --
                                      --------            -------            -------             -------
  Projected benefit obligation
    less than (greater than) plan
    assets.......................       16,945             (5,383)             4,168              (4,458)
  Unrecognized prior service
    cost.........................           --               (119)                --                  --
  Unrecognized net (gain) loss...      (12,045)               (90)                --                  --
                                      --------            -------            -------             -------
  Prepaid pension cost (accrued
    pension liability)...........     $  4,900            $(5,592)           $ 4,168             $(4,458)
                                      ========            =======            =======             =======

                        BRADLEES, INC. AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Summarized information about the changes in the plans' benefit obligations and assets and about the assumptions used in determining the plans' information is as follows:

                                                                   (000'S)
                              ---------------------------------------------------------------------------------
                                              1999                                         1998
                              ------------------------------------         ------------------------------------
                              QUALIFIED PLAN   NON-QUALIFIED PLANS         QUALIFIED PLAN   NON-QUALIFIED PLANS
                              --------------   -------------------         --------------   -------------------
Change in benefit
  obligation:
  Benefit obligation at
    beginning of year.......     $73,429              $4,458          :       $72,233              $4,236
  Service cost..............       1,463                 843          :         2,952                 648
  Interest cost.............       4,794                 368          :         5,123                 380
  Amendments................          --                (123)         :            11                 351
  Actuarial loss (gain) and                                           :
    assumption changes......      (3,139)                (90)         :         6,522                 546
  Expenses paid.............        (679)                 --          :          (556)                 --
  Benefits paid.............      (2,983)                (73)         :        (3,149)                (12)
  Curtailment...............          --                  --          :        (9,707)             (1,691)
                                 -------              ------                  -------              ------
  Benefit obligation at end
    of
    year....................     $72,885              $5,383          :       $73,429              $4,458
                                 =======              ======                  =======              ======
Change in plan assets:
  Fair value at beginning of                                          :
    year....................     $77,597              $   --          :       $68,611              $   --
  Actual return on plan
    assets..................      15,895                  --          :        12,691                  --
  Expenses paid.............        (679)                 --          :          (556)                 --
  Benefits paid.............      (2,983)                 --          :        (3,149)                 --
                                 -------              ------                  -------              ------
  Fair value of plan assets                                           :
    at end of year..........     $89,830              $   --          :       $77,597              $   --
                                 =======              ======                  =======              ======
Weighted average assumptions
  at end of year:
  Discount rate.............       7.50%               7.50%                    6.50%               6.50%
  Expected return on plan
    assets..................       9.25%                 N/A                    9.25%                 N/A
  Rate of compensation
    increase................       3.50%               4.00%                    3.50%               4.00%

    DEFINED CONTRIBUTION PLAN The Company has a 401(k) plan for all active employees in eligible job categories. Employees may contribute a portion of their salary to the plan. The Company's contributions to the plan, which were suspended in 1996 and reinstated in January, 1999, are in the form of cash and based on a percentage of employee contributions. Plan contributions for 1999 and 1998 were $1.4 million and $0.1 million, respectively.

    POST-RETIREMENT PLAN The Company provides certain health care and life insurance benefits for certain retired non-union employees meeting age and service requirements. The Company accounts for the post-retirement plan in accordance with SFAS No. 106, "Employers' Accounting for

                        BRADLEES, INC. AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
Post-Retirement Benefits Other Than Pensions," which requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company's post-retirement benefits are funded on a current basis.

    The SFAS No. 106 valuations at January 29, 2000 and January 30, 1999 reflect changes that were effective January 1, 1998. The changes represent the elimination of future benefits for active employees who did not become eligible by January 1, 2000, and a phase-out of the Company contributions over two years (at 50% per year beginning January 1, 1999) towards the cost of providing medical benefits to eligible retirees. A curtailment gain of $3.9 million was recognized in 1997 in connection with those changes.

    The status of the plan was as follows:

                                                               (000'S)
                                                 -----------------------------------
                                                 JANUARY 29, 2000   JANUARY 30, 1999
                                                 ----------------   ----------------
Accumulated post-retirement benefit obligation
  for:
  Retirees.....................................       $   611            $   915
  Fully eligible actives.......................           141                430
  Other actives................................            71                153
                                                      -------            -------
                                                          823              1,498
Plan assets at fair value......................            --                 --
                                                      -------            -------
Funded status..................................          (823)            (1,498)
Unrecognized net gain..........................          (386)                --
                                                      -------            -------
Accrued post-retirement benefit cost...........       $(1,209)           $(1,498)
                                                      =======            =======

    Net post-retirement benefit was as follows:

                                                               (000'S)
                                                 ------------------------------------
                                                   1999             1998       1997
                                                 --------         --------   --------
Service cost...................................       5      :    $     8    $   172
Interest cost..................................      65      :        102        429
Amortization, net..............................     (76)     :     (5,681)    (1,359)
Curtailment gain...............................      --      :         --     (3,939)
                                                   ----           -------    -------
Net benefit....................................    $ (6)     :    $(5,571)   $(4,697)
                                                   ====           =======    =======

                        BRADLEES, INC. AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Summarized information about the changes in the plan benefit obligation (there are no plan assets) is as follows:

                                                                     (000'S)
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
Change in Accumulated Post-Retirement Benefit Obligation
  (APBO):
  APBO at beginning year....................................   $1,498   :    $1,708
  Service cost..............................................        5   :         8
  Interest cost.............................................       65   :       102
  Amendments................................................       --   :      (304)
  Actuarial loss (gain) and assumption changes..............     (462)  :       345
  Benefits paid.............................................     (283)  :      (361)
                                                               ------        ------
  APBO at end of year.......................................   $  823   :    $1,498
                                                               ======        ======

    Assumptions used in determining the plan benefit obligations were as follows:

                                                                1999       1998
                                                              --------   --------
Discount rate...............................................   7.50%      6.50%
Expected return on plan assets..............................     N/A        N/A
Rate of compensation increase (life ins.)...................   3.50%      4.00%

    The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation for 1999 and 1998 was 7.50% (5.50% for post-65 coverage) grading down to 4.50% over 10 years. A one percentage point change in the health care cost trend rate would have had the following effects:

                                                                   (000'S)
                                                            ----------------------
                                                             ONE PERCENTAGE POINT
                                                            ----------------------
                                                            INCREASE      DECREASE
                                                            --------      --------
Effect on total service and interest cost components......    $ 2           $ 1
Effect on accumulated benefit obligation..................    $17           $15

12. INCOME TAXES

    There was no income tax expense or benefit in 1999, 1998 or 1997.

                        BRADLEES, INC. AND SUBSIDIARIES

12. INCOME TAXES (CONTINUED)
    The income tax expense (benefit) differs from the amount computed by applying the statutory Federal income tax rates to the earnings (loss) before income taxes as follows:

                                                      1999          1998       1997
                                                    --------      --------   --------
Statutory rate....................................   (35.0%)  :     35.0%     (35.0%)
State income taxes, net of Federal income tax                 :
  benefit.........................................    (6.0%)  :      0.0%      (4.0%)
Non-includable fresh-start accounting gain........       --   :    (36.4%)        --
Non-deductible professional fees..................       --   :      1.0%      14.5%
Non-deductible compensation.......................       --   :      0.4%         --
Valuation allowance...............................    41.0%   :        --      24.5%
                                                     ------        ------     ------
                                                         0%   :        0%         0%
                                                     ======        ======     ======

    Deferred taxes represent the differences between financial statement amounts and the tax bases of assets and liabilities. Deferred tax liabilities (assets) are as follows:

                                                                (000'S)
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Lease interests.........................................  $  2,741   $  6,639
Inventories.............................................     1,024      4,221
Total liabilities.......................................     3,765     10,860
Net operating loss carryforwards........................   (37,778)   (29,065)
Self-insurance accruals.................................    (8,141)    (8,029)
Post-retirement benefits................................    (2,789)    (3,231)
Closing costs...........................................      (648)    (2,072)
Property, plant and equipment, net......................   (29,071)   (24,216)
Capital leases..........................................    (2,208)    (6,358)
Vacation pay............................................    (1,807)    (1,814)
Alternative minimum tax credit carryforwards............    (3,316)    (3,316)
Other...................................................    (7,347)    (3,900)
                                                          --------   --------
                                                           (93,105)   (82,001)
Valuation allowance.....................................    89,340     71,141
                                                          --------   --------
Total assets............................................    (3,765)   (10,860)
                                                          --------   --------
Net deferred tax liability..............................  $     --   $     --
                                                          ========   ========

    At January 29, 2000, the Company had net operating loss carryforwards of approximately $96.5 million for Federal income tax purposes which will expire beginning in fiscal year 2010 and alternative minimum tax credit carryforwards of $3.3 million which are available to reduce future Federal regular income taxes over an indefinite period. As a result of the Company's emergence from Chapter 11, a portion of the net operating loss carryforwards were reduced by the cancellation of indebtedness income. Also, a change in ownership occurred on the Effective Date (due to the issuance of new stock) which will result in a limitation on the pre-emergence amounts of net operating loss and tax credit carryforwards that can be utilized each year. This annual limitation will be based primarily on

                        BRADLEES, INC. AND SUBSIDIARIES

12. INCOME TAXES (CONTINUED)
the value of reorganized Bradlees under Section 382 of the Internal Revenue Code of 1986 ("IRC Section 382"). In addition, there was a second change in ownership for tax purposes under IRC Section 382 in 1999 that will further limit the amounts of net operating loss and tax credit carryforwards that can be utilized each year. Any tax benefits realized for financial reporting after the Effective Date resulting from pre-emergence deferred tax assets, including net operating loss and tax credit carryforwards, will be reported as a reduction to noncurrent intangible assets until exhausted and thereafter be reported as a direct addition to paid-in-capital.

    The Company had a valuation allowance of $89.3 million against deferred tax assets at January 29, 2000. The realization of the deferred tax assets is dependent upon future taxable income during the Federal and State carryforward periods.

13. COMMITMENTS AND CONTINGENCIES

    GENERAL The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

    TRADE VENDORS' Lien On the Effective Date, the Company entered into an agreement for the benefit of its trade vendors which grants such trade vendors a subordinated security interest in the Company's inventory (the "Trade Vendors' Lien"). The Trade Vendors' Lien, which is subordinated to the lien securing the Revolver (Note 6), attaches to the Company's inventory (but not any other assets). The Trade Vendors' Lien shall terminate on the earliest to occur of
(i) two years after the Effective Date, (ii) at the sole option of the Company, the date on which the ratio of the amount of accounts payable to the amount of inventory computed on a cost basis, for any rolling three-month period is more than five percentage points less than such ratio on a comparable store basis for the same period in the prior year, (iii) the consummation of a transaction pursuant to which the Company merges or otherwise combines with another company or companies, (iv) at the sole option of the Company, as to any individual trade vendor, at such time as such vendor fails to provide merchandise to the Company on terms which are at least as favorable as the credit terms under which such vendor provided merchandise in the year prior to the Effective Date and (v) at the sole option of the Company, as to any individual trade vendor that initially provides retail merchandise after the Effective Date, at such time as such vendor fails to provide retail merchandise on terms which are as favorable as the initial credit terms which such vendor provided retail merchandise to the reorganized Bradlees; provided, however, that any termination by the Company of the Trade Vendors' Lien will not be effective until the thirtieth (30th) day after the Company gives (a) actual notice to the Trade Vendors' Collateral Agent (as defined) and (b) (x) in the case of trade vendors generally, notice by publication in THE NEW YORK TIMES (national edition), of its intent to terminate the Trade Vendors' Lien and actual notice to trade vendors to whom amounts are then due and owing, or (y) in the case of an individual trade vendor, actual notice of such termination to the trade vendor whose Trade Vendors' Lien the Company proposes to terminate.

    CORPORATE BONUS PLAN In February, 1997 the Company adopted the Corporate Bonus Plan (the "Corporate Bonus Plan") that was approved by the Bankruptcy Court. The Corporate Bonus Plan provides incentives and rewards for
(i) performance of key employees that meets or exceeds expectations and
(ii) attainment of threshold performance measurements tied directly to the Company's

                        BRADLEES, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) annual business plan. For each $5 million of EBITDA (as defined) improvement, net of the provision for the additional earned bonuses, over the amount projected, the award increases by 25% of the base award up to a maximum increase of 100% of the award. In addition, a discretionary fund in the amount of $500,000 is available to provide bonuses to employees to reward them for superior performance or the performance of acts of special note.

    Under the Corporate Bonus Plan, the Company had to obtain a minimum EBITDA of $40.0, $32.0 and $28.1 million in 1999, 1998 and 1997, respectively, net of the anticipated costs of the Corporate Bonus Plan, in order for any employee to be eligible for 100% of an award (except for the discretionary fund mentioned above). The Company achieved an EBITDA of $46.1 million in 1999 and achieved the minimum EBITDA in 1998 and in 1997 and, accordingly, recorded provisions of approximately $6.7, $4.8 and $4.0 million for such bonuses in 1999, 1998 and 1997, respectively, that were included in selling, store operating, administrative and distribution ("SG&A) expenses. These bonuses were paid in April of the following year.

    Mr. Robert Lynn, President and Chief Operating Officer, is eligible for a special incentive award of up to a total of $0.5 million for 1999 and 2000 (combined) at the discretion of Mr. Peter Thorner (CEO and Chairman). This bonus eligibility is for the same reasons as for Mr. Thorner's special annual incentive award (see "CEO Contract" below) and is payable on the same terms, except that Mr. Lynn was paid $0.1 million in February, 2000. Through April, 2000, Mr. Thorner has elected to award $0.2 million to Mr. Lynn.

    MANAGEMENT EMERGENCE BONUS PLAN On the Effective Date, certain executives were selected to participate in the Company's Management Emergence Bonus Plan (the "Emergence Bonus Plan"). The aggregate amount payable to these employees under the Emergence Bonus Plan was $3 million and a provision for such was accrued in January, 1999. One million dollars of this was paid on the Effective Date. The remaining $2 million was paid in February, 2000 following the full payment of the outstanding 9% Convertible Notes (Note 6) at the end of January, 2000. If an employee leaves the Company for any reason, other than an involuntary termination without Cause (as defined) or a voluntary termination for Good Reason (as defined), within one year of receiving a payment under the Emergence Bonus Plan, the payment shall be subject to partial or total recoupment. If an employee is involuntarily terminated without Cause, voluntarily leaves for Good Reason, or leaves due to death or disability, then the employee does not have to return any payments under the Emergence Bonus Plan and is entitled to receive any portion of the payments to be made under the Emergence Bonus Plan within 30 days after the date of termination of employment.

    CEO CONTRACT The Company entered into a three-year employment agreement with its current CEO, Mr. Thorner, commencing as of October 26, 1995 and amended as of November 7, 1997 and as of May 3, 1999. This agreement is automatically extended for one additional day each day unless either party gives the other party written notice of its election not to extend the agreement. Under the agreement, Mr. Thorner is entitled to an annual incentive award of 55% of his base salary pursuant to the Corporate Bonus Plan (see above). The annual incentive award could be increased to 110% of Mr. Thorner's base salary if certain maximum performance goals are met under the Corporate Bonus Plan. The agreement also provides for certain retirement benefits, for reimbursement of certain legal, annual financial counseling and relocation expenses and participation in the Company's employee benefit plans. The agreement also provides that in the event of Mr. Thorner's termination of employment by the Company (including following a change in control of the Company) without Cause

                        BRADLEES, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) or Good Reason (as defined), Mr. Thorner would generally be entitled to all payments and benefits called for under the agreement for the remainder of its term. Upon the Company's emergence from Chapter 11, a $3.0 million letter of credit was provided to Mr. Thorner pursuant to the terms of the agreement.

    In September, 1999, the Compensation Committee of the Company's Board of Directors, awarded Mr. Thorner a special annual incentive award of $1.0 million for 1999 both as a retention incentive and in recognition of, among other things, the Company's strong operating performance since emerging from bankruptcy. A provision of $1.0 million was recorded in 1999 and included in SG&A expenses. One-half of this bonus was paid in January, 2000 and the second-half is payable on April 15, 2001 subject to the satisfaction of certain conditions, and subject to an obligation on Mr. Thorner's part to repay all or a portion of each bonus payment should he voluntarily leave the employ of the Company for other than Good Reason within approximately fifteen months of the January, 2000 payment or within twelve months of the April, 2001 payment.

    SEVERANCE PROGRAM The Company has a severance program (the "Severance Program") that covers all officers, Vice President and above, and certain other employees of the Company, but not including Mr. Thorner who has a separate employment agreement (see above). If the employment of any participant in the Severance Program is terminated other than for cause, death, disability or by the employee, then salary is guaranteed, subject to mitigation by other employment, for up to eighteen months for the President and Senior Vice Presidents, twelve months for Vice Presidents and certain other employees, and six months for certain other employees. Certain participants would also receive a lump-sum payment equal to the amount of any target incentive payment for the fiscal year in which the termination occurred (the "Severance Lump Sum").

    If the employment of certain participants is terminated other than for Cause (as defined), death, disability or retirement, or is terminated under certain other circumstances, within one year following a change of control of the Company, the employee will receive a lump-sum payment. The payment is the Severance Lump Sum amount plus one and one-half times the annual salary in effect immediately prior to the change of control (the "Annual Salary") for the President and Senior Vice Presidents and one times the Annual Salary for Vice Presidents. The other participants will receive up to one times their Annual Salary, payable over a period of up to one year and subject to mitigation by other employment. For purposes of the Severance Program, a change of control includes but is not limited to the acquisition by any person of beneficial ownership of 50% or more of the Company's outstanding voting securities, or the failure of the incumbent members of the Board of Directors to continue to constitute a majority of the Board unless the election of the new directors has been approved by the incumbent directors.

    2000 STOCK OPTION AND INCENTIVE PLAN In March, 2000 the Board of Directors voted to adopt the 2000 Stock Option and Incentive Plan (the "2000 Stock Plan") which authorizes the Company to issue up to 1,250,000 shares of Common Stock pursuant to various stock incentive awards. The 2000 Stock Plan is subject to shareholder approval.

14. CHANGES IN ACCOUNTING ESTIMATES

    As discussed in Note 3, the Company is primarily self-insured for workers' compensation and general liability costs. Actuarial studies of the self-insurance reserves (using a discount rate of 6.0%)

                        BRADLEES, INC. AND SUBSIDIARIES

14. CHANGES IN ACCOUNTING ESTIMATES (CONTINUED) were completed in the third quarter of each year presented. As a result of the studies, the self-insurance reserves were reduced by $3.6 million in the third quarter of 1997 with a corresponding reduction in SG&A expenses (selling, store operating, administrative and distribution expenses).

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

15. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The unaudited quarterly results for 1999 below reflect the adoption of SAB No. 101 for the change in method of accounting for layaway sales as of the beginning of the year (Note 3). Additions of the quarterly earnings per share amounts for 1999 do not equal the total per share amounts presented due

                        BRADLEES, INC. AND SUBSIDIARIES

15. SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (CONTINUED) to the change in shares outstanding and the use of common stock equivalents in the diluted per share amounts in the second and fourth quarters.

                                                   ($ IN THOUSANDS EXCEPT PER SHARE DATA)
                                           ------------------------------------------------------
                                            FIRST      SECOND     THIRD      FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER      TOTAL
                                           --------   --------   --------   --------   ----------
YEAR ENDED JANUARY 29, 2000
Net sales................................  $312,337   $369,148   $344,346   $467,322   $1,493,153
Gross margin.............................    87,781    118,965    105,100    136,886      448,732
Income (loss) before extraordinary item
  and cumulative effect of accounting
  change.................................   (23,862)     3,677     (7,603)    17,796       (9,992)
Net income (loss)........................   (24,420)     3,677     (7,603)    18,978       (9,368)
Basic income (loss) per share before
  extraordinary item and cumulative
  effect of accounting change............  $  (2.33)  $   0.36   $  (0.76)  $   1.79   $    (1.01)
Basic net income (loss) per share........  $  (2.39)  $   0.36   $  (0.76)  $   1.91   $    (0.95)
Diluted net income (loss) per share......  $  (2.39)  $   0.29   $  (0.76)  $   1.69   $    (0.95)
Weeks in period..........................        13         13         13         13           52
-------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 30, 1999
Net sales................................  $283,871   $310,381   $312,133   $430,812   $1,337,197
Gross margin.............................    79,670     96,593     94,739    122,101      393,103
Income (loss) before fresh-start
  revaluation charge and extraordinary
  item...................................   (24,653)    (2,722)    (7,207)     9,257      (25,325)
Net income (loss)........................   (24,653)    (2,722)    (7,207)   320,532      285,950
Income (loss) per share before
  fresh-start revaluation charge and
  extraordinary item.....................  $  (2.18)  $  (0.24)  $  (0.64)         *            *
Net income (loss) per share..............  $  (2.18)  $  (0.24)  $  (0.64)         *            *
Weeks in period..........................        13         13         13         13           52

------------------------

* Earnings per share was not presented for the quarter and fiscal year ended January 30, 1999 because such presentation would not be meaningful. The former stock was canceled under the Plan and the new stock was not issued until after consummation.

16. EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    An extraordinary gain of $1.2 million, or $.12 per share, was recognized in the fourth quarter of 1999 for the early extinguishment of the 9% Convertible Notes (Note 6). Also in 1999, the Company adopted SAB No. 101 (Note 3) and recognized a charge of $0.6 million, or $.06 per share, in the first quarter for the effect of the accounting change. Neither of these items had an associated tax effect because no income tax expense or benefit was recorded in 1999
(Note 12). In 1998, an extraordinary gain of $419.7 million was recognized in the fourth quarter, with no income tax effect, for the discharge of pre-petition debt (Note 2).