Form 10-Q
period 2000-04-29
BRADLEES INC
filed 2000-06-07
CIK 887356

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 29, 2000

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

                Yes   X    No
                     ----
Number of shares of the issuer's common stock outstanding as of May 31, 2000:
9,829,214 shares.


                  Exhibit Index on Page 16
             Page 1 of 18 (Excluding exhibits)




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Bradlees, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries (the "Company") as of April 29, 2000 and May 1, 1999, and the related condensed consolidated statements of operations and cash flows, for the thirteen week periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.




                                        						/s/ARTHUR ANDERSEN LLP

New York, New York
May 17, 2000






BRADLEES, INC.
AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands except per share amounts)

               	                        13 Weeks Ended
	                        April 29, 2000                May 1, 1999
                         --------------                -----------
Net sales      	            $314,925                    $312,336
Leased dept. and other
 operating income              2,971                       2,731
                             -------                     -------
Total revenue	               317,896                     315,067
Cost of goods sold	          227,556                     224,556
Selling, store operating,
 admin. and distrib. exps.   103,033                     100,204
Depr. and amortization exp.    6,136                       7,288
                             -------                     -------
  Loss from operations       (18,829)                    (16,981)
Gain on dispos. of property    2,733                           -
Interest and debt expense	    (7,384)                     (6,882)
                             -------                     -------
  Loss before cumulative
   effect of acct. change    (23,480)                    (23,863)

Cumulative effect of
 accounting change                 -                        (558)
                             -------                     -------

  Net loss                  $(23,480)                   $(24,421)
                             =======                     =======

  Comprehensive loss	 	     $(23,480)                   $(24,421)
                             =======                     =======

Net loss per share - basic and diluted:
Loss before cumulative effect
 of accounting change       $  (2.36)                   $  (2.34)
Cum. effect of acct. change        -                       (0.05)
                             -------                     -------
Net loss per share -
  basic and diluted      	  $  (2.36)                   $  (2.39)
                             =======                     =======

Weighted average shares outstanding -
   basic and diluted           9,955                      10,226
                             =======                     =======

See accompanying notes to condensed consolidated financial statements.


BRADLEES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

                     	April 29, 2000      Jan. 29, 2000       May 1, 1999
                      --------------      -------------       -----------
ASSETS

Current assets:
  Cash                 $  9,107             $  9,786          $  10,315
  Accounts rec.          12,354               11,524              8,470
  Inventories           296,827              248,151            263,527
  Prepaid exps.          11,274                9,843             10,435
                        -------              -------            -------
 Total current assets   329,562              279,304            292,747
                        -------              -------            -------
Prop.,plant and eq. net:
  Property excluding
   capital leases, net   92,550               92,541             89,053
  Prop. under capital
   leases, net           21,942               22,358             10,037
                        -------              -------            -------
 Total property, plant
   and Equip., net   	  114,492              114,899             99,090
                        -------              -------            -------
Other assets:
  Lease interests, net   70,390               71,478             74,728
  Assets held for sale        - 		                 -             14,000
  Other, net              8,101                7,606              6,354
                        -------              -------            -------
 Total other assets 		   78,491               79,084             95,082
                        -------              -------            -------

  Total assets         $522,545             $473,287           $486,919
                        =======              =======            =======



                                    (Continued)



BRADLEES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

                   	April 29, 2000        Jan. 29, 2000       May 1, 1999
                    --------------        -------------       -----------
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable   	 $174,138              $143,111           $156,680
  Accrued expenses 	     14,705                24,841             21,711
  Self-insur. reserves    6,430                 6,553              6,358
  Revolver borrowings	  187,359               129,857            132,427
  Current portion of
    capital lease
    oblig. and notes      2,963                 2,959              2,532
                        -------               -------            -------
 Total current liabs.   385,595               307,321            319,708
                        -------               -------            -------
Long-term liabilities:
  Obligations under
   capital Leases        22,323                26,096             24,824
  Lease fin. oblig.      17,487                17,492                  -
  Convert. notes pay.         -                     -             28,995
  Self-insur. reserves   12,758                13,304             12,908
  Unfavor. lease liab.   45,299                45,226             44,742
  Other long-term liabs. 16,046                17,361             25,045
                        -------               -------            -------
 Total long-term liabs.	113,913               119,479            136,514
                        -------               -------            -------
Stockholders' equity:
  Common stock: 9,954,599 shares
   outstanding (10,225,711 shares
    at 5/01/99)
       Par value	           100                   100                102
  Add'l paid-in-cap.     55,785                55,755             55,016
  Accumulated deficit		 (32,848)               (9,368)           (24,421)
                        -------               -------            -------
 Total stockholders'
    equity               23,037                46,487             30,697
                        -------               -------            -------
Total liabilities and
 stockholders' equity  $522,545              $473,287           $486,919
                        =======               =======            =======

See accompanying notes to condensed consolidated financial statements.



BRADLEES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                     		             April 29, 2000         May 1, 1999
                                    --------------         -----------
Cash flows from operating activities:
   Net loss     	                      ($23,480)             ($24,421)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
   Depreciation and amortization exp.     6,136                 7,288
   Amortization of lease interests
      and unfavorable lease liability,
      net			                              1,161                 1,266
   Amortization of deferred financing
      costs			                              338                   377
   Gain on disposition of property       (2,733)   	                -
   Cumulative effect of accounting
      change			                               -                   558
   Changes in working capital and
     other, net				                     (30,037)                5,016
                                        -------               -------
   Net cash used by oper. activities
    before reorg. items                 (48,615)               (9,916)
     Reorganization items:
      Chap. 11 prof. fees paid             (260)               (2,858)
      Other reorganization expenses
        paid, net  				                  (1,541)                 (830)
                                        -------               -------
   Net cash used by reorg. items         (1,801)               (3,688)
                                        -------               -------
   Net cash used by oper. activities    (50,416)   	          (13,604)
Cash flows from investing activities:
   Capital expenditures, net		           (5,729)               (2,920)
                                        -------               -------
   Net cash used in investing
         activities	                     (5,729)               (2,920)
Cash flows from financing activities:
   Deferred financing costs              	 (670)                    -
   Net borrowings under revolver         57,502                17,977
   Principal payments on notes and
     capital lease obligations			        (1,366)                 (623)
                                        -------               -------
   Net cash provided by
     financing activities                55,466                17,354

Net increase (decrease) in cash           	(679)                  830

  Cash - Beginning of year                9,786                 9,485
                                        -------               -------
  Cash - End of period	 				             $9,107               $10,315
                                        =======               =======

Supplemental disclosure of cash flow
  information:
   Cash paid for interest
    and certain debt fees                $4,398                $2,618
   Cash paid for income taxes	                -                     -



See accompanying notes to condensed consolidated financial statements.


BRADLEES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

	Bradlees, Inc. and subsidiaries (collectively "Bradlees" or the "Company") operate in the discount department store retail segment in the Northeast United States. The Company emerged from Chapter 11 of the
United States Bankruptcy Code ("Chapter 11") on February 2, 1999. The reorganized Company adopted fresh-start reporting and gave effect to its emergence as of its fiscal 1998 year-end (January 30, 1999). Under fresh-start reporting, the final consolidated balance sheet as of January 30, 1999 became the opening consolidated balance sheet of the reorganized Company.

	With respect to the unaudited condensed consolidated financial statements for the 13 weeks (first quarter) ended April 29, 2000 and May 1, 1999, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Shares outstanding and loss per share were the same for both the basic and diluted calculations for these quarters because the inclusion of common stock equivalents would have reduced the reported loss per share. The presented shares outstanding include shares of Bradlees Common Stock issued or presumed issued in accordance with the Company's plan of reorganization. This includes certain shares expected to be issued as final unresolved pre-petition claims are settled.

	These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year (52 weeks) ended January 29, 2000 ("1999"). Due to the seasonal nature of the Company's business, operating results for the first quarter are not necessarily indicative of results that may be expected for the fiscal year (53 weeks) ending February 3, 2001 ("2000"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

2.	Cumulative Effect of Accounting Change

	In December, 1999, the SEC issued Staff Accounting Bulletin (SAB)
No. 101, "Revenue Recognition in Financial Statements", which provides guidance on, among other things, recognition of layaway sales and reporting of leased department sales. SAB No. 101 requires that layaway sales and the associated gross margin not be recognized until the customers pick up the merchandise and that the fee income rather than the sales from leased departments be included in the presentation of total revenue in SEC filings. The Company elected the early adoption of the provisions of SAB No. 101 in the fourth quarter of 1999 effective as of the beginning of 1999 and, accordingly, recorded a charge of $0.6 million for the cumulative effect of a change in accounting method for layaway sales and excluded leased department sales from the presentation of total revenue in the accompanying consolidated statements of operations.

3.	Debt

	REVOLVER: The Revolver consists of a $250 million senior secured revolving line of credit (of which $125 million is available for issuance of letters of credit) and a $20 million junior secured "last in-last out" facility. The Company expects to continue to use the Revolver primarily for working capital and general business needs. The Revolver is scheduled to expire on December 23, 2001. Trade and standby letters of credit outstanding under the Revolver were $5.2 and $21.8 million, respectively, at April 29, 2000 and $9.5 and $20.0 million, respectively, at May 1, 1999.

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

	The Revolver permits the Company to borrow funds under the senior secured tranche at an interest rate per annum equal to (a) the higher of (i) the annual rate of interest as announced by Fleet National Bank as its "Base Rate" and (ii) the weighted average of the rates on overnight federal funds plus 0.50% per annum; or (b) 2.25% per annum plus the quotient of (i) the LIBOR Rate in effect divided by (ii) a percentage equal to 100% minus the percentage established by the Federal Reserve as the maximum rate for all reserves applicable to any member bank of the Federal Reserve system in respect of eurocurrency liabilities. Each of these rates is subject to a 0.50% increase in the event of overadvances. The weighted average interest rate under the Revolver in the first quarter of 2000 was 8.41% compared to 7.31% in the first quarter of 1999. The junior secured facility permits the Company to borrow funds at the "Base Rate" plus 7.00% per annum.

	The Revolver is secured by substantially all of the non-real estate assets of the Company. The Revolver contains financial covenants including (i) minimum rolling twelve-month EBITDA at the end of each quarter, (ii) minimum monthly accounts payable to inventory; (iii) maximum annual capital expenditures; and (iv) minimum operating cash flow to interest expense (for the fiscal quarters ending on or about February 3, 2001, and thereafter). Effective May 19, 2000, the Company's capital expenditure covenant was amended to increase the annual limit to $30 million from $25 million. The
Company is in compliance with the Revolver covenants.

	9% CONVERTIBLE NOTES: The 9% Convertible Notes (the "Notes") previously outstanding were scheduled to mature on February 3, 2004, bore interest at 9% per annum and were convertible any time after February 2, 2000 into shares of the Company's Common Stock. The Company had the right to redeem the Notes at any time, in whole or in part, subject to certain availability levels under the Revolver, by paying the holder the unpaid principal plus accrued and unpaid interest. The Company redeemed $17.0 million of the Notes with the proceeds from its Lease Financing Obligation (see below) in July, 1999 and exercised an option to repurchase
$9 million of the Notes at a discount in December, 1999. The remaining $3 million of outstanding Notes were redeemed along with associated accrued and unpaid interest in January, 2000.

	LEASE FINANCING OBLIGATION:  In July, 1999, the Company and 2500
CPA Associates, LLC ("CPA") entered into an agreement for the financing of the Company's leasehold interest in the Yonkers, NY store (the "Lease Financing Obligation"). Under this agreement, the Company received $17.5 million in exchange for the assignment of its leasehold interest to CPA and annual incremental payments of $2.6 million (including interest at an effective rate of 14.8%) under a sublease with CPA for a term of 35 years, including option periods. The Yonkers store continues to operate as a Bradlees store and the net proceeds (after certain fees) of $17.2 million were used to pay down $17.0 million of the Notes (see above) and $0.2 million of associated accrued interest.

	The Lease Financing Obligation is secured by (i) the leasehold interest in the Yonkers store, (ii) first priority liens on leasehold interests in three other named stores, as well as any net proceeds received upon any disposition(s) of such interests, and (iii) a standby letter of credit of $1.1 million.

	In addition, as a result of the lease financing transaction, the underlying
Yonkers operating lease was converted to a capital lease in July, 1999 with a
$2.9 million obligation and associated capital lease asset.  Also, the prior assets held for sale of $14 million for Yonkers were reclassified, with $3.4 million (representing the net book value of the store equipment and leasehold improvements) added to property excluding capital leases, net and $10.6 million (representing the remaining incremental lease value previously determined under fresh-start reporting) added to property under capital leases, net.

4.	Income Taxes

	The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". On an interim basis, the Company provides for income taxes using the estimated annual effective rate method. The Company did not recognize a quarterly or annual income tax expense or benefit in 1999 and did not recognize a quarterly income tax benefit in the first quarter of 2000 due to the uncertainty of any net annual income tax expense for financial reporting for 2000.

5.	Reorganization Items

	There were no reorganization items recorded in the first quarters of 2000 and 1999. Approximately $1.5 million of restructuring costs previously provided for were paid in the first quarter of 2000, which included $1.4 million of the $2.0 million payment associated with the termination of the lease for the Company's previously closed Peabody, MA store (see Note 8). There are no material remaining restructuring costs expected to be paid.

6.	Assets Held for Sale

	Assets held for sale at May 1, 1999 represented the estimated net realizable value (assigned under fresh-start reporting) of the Company's Yonkers, NY store lease. As discussed in Note 3, the Company entered into a lease-financing obligation for the Yonkers store lease subsequent to the end of the first quarter of 1999 and reclassified the assets held for sale at that time.

7.	Stock Options

	A total of 1,000,000 shares of Common Stock were reserved for issuance under the Bradlees Inc. 1999 Stock Option Plan (the "1999 Option Plan"). Through the first quarter of 2000, the Company has authorized grants of options to purchase 887,050 shares of Common Stock to senior management and other members of management, of which options to purchase 835,712 shares were outstanding at April 29, 2000. These options vest in annual one-third increments. All vested options shall be exercisable for a period of 5 years from the date of the grant.

	In March, 2000, the Company's Board of Directors voted to adopt the 2000 Stock Option and Incentive Plan (the "2000 Stock Plan") which authorizes the Company to issue up to 1,250,000 shares of Common Stock pursuant to various stock incentive awards. The 2000 Stock Plan was approved by the Company's shareholders in May, 2000.


8.	Gain on Disposition of Property and Change in Accounting Estimate

	In February, 2000, the Company terminated its lease commitment for its closed store in Peabody, MA with a lump-sum payment of $2.0 million.
The Company recorded a gain of $2.7 million in the first quarter of 2000 associated with the early termination of the related capital lease obligation. Minimum payments due under the Peabody store lease would have totaled
$23.8 million over the remaining lease term of 16 years.

	The Company also recorded a $1.9 million credit (included in selling, store operating, administrative and distribution expenses) in the first quarter of 2000 resulting from a change in accounting estimate associated with the reduction in a severance-related liability for which the previous associated charge was not classified as a reorganization item.



BRADLEES, INC.
AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information discussed herein should be read in conjunction with the Condensed Consolidated Financial Statements and Notes included elsewhere in this Form 10-Q. Also, the following discussions include certain statements which are or may be construed as "forward-looking statements" (see definition on page 2 of our Form 10-K for the fiscal year ended January 29, 2000) about our business, sales and expenses, and operating and capital requirements.
Any such statements are subject to the risk factors disclosed in our Form 10-K that could cause the actual results or requirements to vary materially. For example, our statements regarding expected fiscal year 2000 levels of borrowings, letters of credit, amounts available to borrow and capital expenditures are dependent on our future operating performance and ability to meet our financial obligations, which are further dependent upon, among other things, the risk factors disclosed in our Form 10-K.

Results of Operations

Results of operations expressed in millions and as a percentage of net sales were as follows for the 13 weeks ended April 29, 2000 ("First Quarter 2000") and May 1, 1999 ("First Quarter 1999") :

               			                              13 Weeks ended
						                              April 29, 2000             May 1, 1999
                                    --------------             -----------
(Dollars in millions except per share
  amounts)

Net sales                     		  $314.9       100.0%        $312.3    100.0%
Cost of goods sold           		    227.5        72.2%         224.5     71.9%
                                  ------       -----         ------    -----
Gross margin		                      87.4        27.8%          87.8     28.1%
Leased department and other
 operating income		                  2.9         0.9%           2.7      0.9%
                                  ------       -----         ------    -----
						                              90.3        28.7%          90.5     29.0%
Selling, store operating, admin.
  and distribution expenses  		    103.0        32.7%         100.2     32.1%
Depreciation and amortization
   expense		              	          6.1         2.0%           7.3      2.3%
                                  ------       -----         ------    -----
Loss from operations               (18.8)       (6.0%)        (17.0)    (5.4%)
Gain on dispos. of property 	        2.7         0.8%             -        -
Interest and debt expense    	      (7.4)       (2.3%)         (6.8)    (2.2%)
                                  ------       -----         ------    -----
Loss before cumulative effect
		of accounting change		           (23.5)       (7.5%)        (23.8)    (7.6%)
Cumulative effect of
  accounting change		                  -           -           (0.6)    (0.2%)
                                  ------       -----         ------    -----

Net loss		                        $(23.5)       (7.5%)       $(24.4)    (7.8%)
                                  ======       =====         ======    =====

Net loss per share            		  $(2.36)                    $(2.39)
                                  ======                     ======

Total revenue increase	             1.0%                       9.8%
Comparable store sales
 increase (decrease) 		            (1.4%)                     12.5%

Number of stores in operation
 at end of Period 		                104(a)                     102

(a)	Excludes our new Staten Island, NY store which had its grand opening in early May, 2000.


First Quarter 2000 Compared to First Quarter 1999

	Net sales for First Quarter 2000 increased $2.6 million or 0.8% from First Quarter 1999 due to the beneficial impact from the opening of two new stores since First Quarter 1999, partially offset by a decrease of 1.4% in comparable store sales (which include leased shoe department sales). An additional new store on Staten Island, NY held its grand opening ceremonies in early May, 2000. We believe that the decrease in comparable store sales was due primarily to an unseasonably cold and rainy Spring that adversely impacted apparel sales, and to a lesser extent, competitive store openings in the vicinity of a significant number of our stores during First Quarter 2000. Because we are more softlines-oriented than other discount department store chains, our business was particularly affected by the poor weather conditions. Comparable store sales for the fiscal month of May 2000 declined 4.0%.

	Gross margin decreased $0.4 million in First Quarter 2000 compared to First Quarter 1999 due to a lower gross margin rate (27.8% vs. 28.1%), partially offset by the positive impact of the higher net sales. The lower gross margin rate was primarily attributable to a lower mix of softlines sales due to the reasons discussed above. Leased department and other operating income had a slight increase of $0.2 million in First Quarter 2000 compared to First Quarter 1999. Leased department sales were $10.4 million in the First Quarter of 2000 compared to $9.6 million in the First Quarter of 1999.

	Selling, store operating, administrative and distribution ("SG&A") expenses increased $2.8 million (due, in part, to the new stores) or 0.6% as a percentage of net sales in First Quarter 2000 from First Quarter 1999. The higher SG&A expenses were primarily due to certain increases in occupancy, logistics and advertising expenses, partially offset by a $1.9 million credit to SG&A expenses for a change in an accounting estimate associated with a reduction of a severance-related liability (Note 8 to the Condensed Consolidated Financial Statements). In addition, we incurred an additional $0.6 million of preopening expenses in First Quarter 2000 compared to First Quarter 1999. We are implementing several improvements in 2000 to our logistics network to reduce expenses and enhance our distribution efficiency (see "Liquidity and Capital Resources").

	Depreciation and amortization expense declined $1.2 million or 0.3% as a percentage of net sales in First Quarter 2000 from First Quarter 1999 due primarily to certain fixed assets becoming fully-depreciated since First Quarter 1999.

	We recorded a gain of $2.7 million in First Quarter 2000 associated with the early termination of a capital lease obligation (Note 8).

	Interest and debt expense increased $0.6 million or 0.1% as a percentage of net sales in First Quarter 2000 from First Quarter 1999. This increase was due primarily to higher seasonal borrowings (see "Liquidity and Capital Resources") at a higher average interest rate (8.4% vs. 7.3%).

	We did not record an income tax benefit or expense in First Quarter 2000 or First Quarter 1999 (Note 4).

Liquidity and Capital Resources

	We had outstanding borrowings of $187.4 million at April 29, 2000, exclusive of the issuance of letters of credit, under our $270 million
Revolver (Note 3) compared to $132.4 million at May 1, 1999. Peak and average revolver borrowings were approximately $187 and $156 million, respectively, in First Quarter 2000 compared to $136 and $122 million, respectively, in First Quarter 1999. The increase in borrowings from First Quarter 1999 was primarily due to the First Quarter 2000 loss from operations, an increase in inventories (discussed below), cash used by reorganization items since First Quarter 1999, and the early redemption of the 9% Convertible
Notes (Note 3).

	We currently expect our borrowings, exclusive of the issuance of letters of credit, for the full year of 2000 to peak at approximately $210 million in October, 2000 and average approximately $180 million. The amount available to borrow in 2000 is currently expected to peak at approximately $270 million in October and/or November, 2000 and average approximately $240 million, while total outstanding letters of credit under the Revolver are expected to peak at approximately $50 million in August, 2000 and average approximately
$35 million.

	In First Quarter 2000, cash used by operations before reorganization items was $48.6 million compared to $9.9 million of cash used by operations before reorganization items in First Quarter 1999. This increase in first-quarter cash usage was primarily due to an increase in inventories and reductions in accrued expenses and certain long-term liabilities.

	Net cash used by reorganization items of $1.8 million in First Quarter 2000 included $1.4 million of the $2.0 million payment associated with the early termination of a closed store lease (Notes 5 and 8).

	Accounts receivable at April 29, 2000 increased $3.9 million from May 1, 1999 due primarily to a receivable of approximately $3 million recorded as of April 29, 2000 for expected insurance proceeds associated with costs resulting from a water main break near our Union Square, NY store. This incident caused a temporary closing of the store during March, 2000 due to water damage.

	Inventories at April 29, 2000 increased $33.3 million from May 1, 1999 due to the First Quarter 2000 sales shortfall (see "Results of Operations") and three new stores (including the Staten Island store) opened since First Quarter 1999. Inventories increased $48.7 million from January 29, 2000 due primarily to a normal seasonal build-up. We began curtailing our merchandise purchases during April, 2000 in response to the lower sales volume.

	Accounts payable at April 29, 2000 increased $17.5 million from May 1, 1999 due to the increase in inventories and increased $31.0 million from January 29, 2000 due primarily to the associated normal seasonal build-up of inventories.

	Accrued expenses at April 29, 2000 were $7.0 million lower than at May 1, 1999 due primarily to continued payments made against reserves established at the end of 1998 for reorganization items. Accrued expenses at April 29, 2000 were $10.1 million lower than at January 29, 2000 due primarily to payments made against reserves established prior to 2000 for emergence bonuses and the 1999 performance bonuses, along with payments made against reserves for reorganization items, accrued payroll and accrued real estate taxes.

	Other long-term liabilities decreased $9.0 million from May 1, 1999 due primarily to decreases in certain employee benefit liabilities since First Quarter 1999, adjustments to restructuring reserves in 1999, paydowns of long-term notes, the change in accounting estimate described in Note 8, and a reclassification of a reserve for emergence bonuses to short-term liabilities at the end of 1999.

	We incurred capital expenditures of $5.7 million in First Quarter 2000 (compared to $2.9 million in First Quarter 1999), primarily for certain management information systems and the new Staten Island store. For all of 2000, we currently expect total capital expenditures to be approximately $28 million, primarily for new conveying and sortation equipment in our Edison distribution center, two new stores (Staten Island and a new store in Philadelphia that is expected to open early next year), management information systems (including expenditures for new distribution yard management and transportation systems and a new merchandise replenishment system) and various store and other distribution center improvements. We currently expect to finance these expenditures through internally-generated funds. Effective May 19, 2000, the capital expenditure covenant under the Revolver was amended to increase the annual limit to $30 million from $25 million. In addition, we entered into a multi-year lease in May, 2000 for additional warehousing and distribution space in Westfield, MA, primarily for basic merchandise, effective June 1, 2000.

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

	We are exposed to interest rate risk primarily through our borrowings under our $270 million Revolver (see Note 3 to our Condensed Consolidated Financial Statements). Under the Revolver, we may borrow funds under the $250 million senior secured tranche at variable interest rates based on (a) the higher of (i) the annual rate of interest as announced by Fleet National Bank as its "Base Rate" and (ii) the weighted average of the rates on overnight federal funds plus 0.50% per annum; or (b) 2.25% per annum plus the quotient of (i) the LIBOR Rate in effect divided by (ii) a percentage equal to 100% minus the percentage established by the Federal Reserve as the maximum rate for all reserves applicable to any member bank of the Federal Reserve system in respect of eurocurrency liabilities. Each of these rates is subject to a 0.50% increase in the event of overadvances. The $20 million junior secured facility permits us to borrow funds at the "Base Rate" plus 7.00% per annum.




BRADLEES, INC.
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were voted upon and approved at the Company's
Annual Meeting of Stockholders held on May 31, 2000. On the record date of April 19, 2000, there were 9,820,785 shares issued, outstanding and eligible to vote, of which 7,454,665 shares or 76% were represented at the meeting either in person or by proxy. The votes regarding the proposal to elect the following three Class I directors to serve until a successor is duly elected and qualified were as follows:

                    						Votes For		 Votes Withheld
John A. Curry				         7,169,002	    	285,663
Willis G. Ryckman		      	7,169,933     	284,732
Laurie M. Shahon			       7,170,099	    	284,566

The votes regarding the proposal to approve the Company's 2000 Stock Option and Incentive Plan were as follows:

          Votes For			Votes Against	     Broker Non-Votes and
                                            Abstentions

          1,621,206  			1,004,681		          4,828,778

The votes regarding the proposal to appoint Arthur Andersen LLP as the Company's auditors for the fiscal year ending February 3, 2001 were as follows:

          Votes For	  Votes Against      Broker Non-Votes and
                                            Abstentions

          7,432,333	     		17,072	             		5,260


Item 6.  Exhibits and Reports on Form 8-K

(a)	Index to Exhibits

Exhibit No.	          	Exhibit		                                      Page No.

	10      Third Amendment to Credit Agreement dated as of May 19, 2000,
	          among reorganized Bradlees Stores, Inc., reorganized Bradlees,
	          Inc. and Fleet National Bank, as Agent.		                      19

	15      Letter re:  unaudited interim financial information              25

(b)	Reports on Form 8-K

The following report on Form 8-K was filed during the quarterly period ended April 29, 2000:

Date of Report 	Date of Filing     Item Number      Description

March 15, 2000	 March 16, 2000          5     	Disclosure of fourth quarter and
                                          					annual 1999 results compared to
                                               plan.





BRADLEES, INC.
AND SUBSIDIARIES

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	BRADLEES, INC.


Date:  June 6, 2000	                      By  /s/ PETER THORNER
                                          Peter Thorner
	                                         Chairman and Chief Executive Officer



Date:  June 6, 2000                      	By  /s/ CORNELIUS F. MOSES III
                                         	Cornelius F. Moses III
	                                         Senior Vice President, Chief
                                          Financial Officer





                                                            Exhibit 10

               THIRD AMENDMENT TO CREDIT AGREEMENT

THIRD AMENDMENT (this "Amendment"), dated as of May
19, 2000, among BRADLEES STORES, INC., a Massachusetts corporation
(the "Borrower"), BRADLEES, INC., a Massachusetts corporation ("BI"), and each of the other guarantors listed in Schedule 3.04 to the Credit Agreement (as defined below) (together with BI, each a "Guarantor" and collectively, the "Guarantors"), and the Lenders party to the Credit Agreement referred to below. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement.

                      W I T N E S S E T H
WHEREAS, the Borrower, BI, the Guarantors, the financial institutions party to the Credit Agreement as lenders (the "Lenders"), BankBoston, N.A. (now known as Fleet National Bank), as issuer of Letters of Credit, as administrative agent (the "Administrative Agent"), and as agent for the Tranche B Lenders, BankBoston Retail Finance, Inc. (now known as Fleet Retail Finance, Inc.), as collateral agent (the "Collateral Agent"), and the CIT Group/Business Credit, Inc. and Congress Financial Corporation (New England), each as co-agents, are parties to that certain Revolving Credit and Guaranty Agreement, dated as of February 2, 1999, as amended by that certain First Amendment to Credit Agreement, dated as of March 24, 1999, and by that certain Second Amendment to Credit Agreement, dated as of September
22, 1999 (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement");

WHEREAS, the Borrower has requested that the Lenders agree to a certain amendment to the Credit Agreement as more fully set forth below; and
WHEREAS, subject to the terms and conditions set forth below, the Lenders are willing to agree to such amendment;

NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby agree as follows:

1.	Amendments.
Section 6.04 of the Credit Agreement is amended by deleting
"$25,000,000" wherever it appears therein and replacing it with "$30,000,000".

2.	Conditions Precedent.  The amendments contained in Sections 1 and 2 above are subject to, and contingent upon, the prior satisfaction of each of the following conditions:
   (a)	the Administrative Agent shall have received
duly executed counterparts hereof signed by the Credit Parties and the
Required Lenders; and
   (b)	all representations and warranties of the Credit
Parties contained herein shall be true and correct in all material respects as of the date of this Amendment.

3.	Representations and Warranties.  The Credit Parties
hereby represent and warrant to the Lenders as follows:
	(a)	As of the date hereof, the representations and
warranties contained in the Credit Agreement and the other Loan Documents are true and correct in all material respects after giving effect to this Amendment as though made on and as of such date, except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and correct on and as of such earlier date);
	(b)	after giving effect to this Amendment, no event
has occurred and is continuing which constitutes an Event of Default or an Event of Super-Default;
	(c)	each of the Credit Parties has the corporate
power and authority to execute, deliver and perform the terms and provisions of this Amendment and the transactions contemplated hereby, and has taken or caused to be taken all necessary actions to authorize the execution, delivery and performance of this Amendment and the performance of the transactions contemplated hereby;
	(d)	except for those that have been obtained, no
consent of any other Person and no action of or filing with any Governmental Authority is required to authorize, or is otherwise required in connection with, the execution, delivery and performance of this Amendment and the performance of the transactions contemplated hereby;
	(e)	this Amendment has been duly executed and
delivered on behalf of each of the Credit Parties and constitutes the legal, valid and binding obligation of each Credit Party, enforceable in accordance with its terms; and
	(f)	the execution, delivery and performance of this
Amendment will not violate any law, statute or regulation, or any order or decree of any Governmental Authority, or conflict with, or result in the breach of, or constitute a default under, any material contract by which any Credit Party is bound or the articles of incorporation or bylaws of any Credit Party.

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

 6.	Severability.  Any provision of this Amendment that is
prohibited or unenforceable in any jurisdiction for any reason shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unen-forceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. If this Amendment is deemed invalid or unenforceable with respect to any Credit Party which is a party hereto, this Amendment shall remain valid and enforceable with respect to all other Credit Parties party hereto.

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
Name:  Paul R. McKelvey
Title: Vice President-Treasurer

BRADLEES STORES, INC.,
as Borrower

By:	/s/Paul R. McKelvey
Name:  Paul R. McKelvey
Title: Vice President - Treasurer

GUARANTORS:
BRADLEES, INC.,
as a Guarantor

By:	/s/Paul R. McKelvey
Name:  Paul R. McKelvey
Title: Vice President - Treasurer

NEW HORIZONS OF YONKERS, INC.,
as a Guarantor

By:	/s/Paul R. McKelvey
Name:	 Paul R. McKelvey
Title: Vice President - Treasurer

LENDERS:

FLEET NATIONAL BANK
as a Lender

By:	/s/James J. Ward
Name:  James J. Ward
Title: Director
Address:	100 Federal Street, 9th Floor
       		Boston, MA 02110

CONGRESS FINANCIAL CORPORATION
(NEW ENGLAND)
AS Co-Agent and as a Lender

By:	/s/Paul R. Crimlisk
Name:	 Paul R. Crimlisk
Title: Vice President

FINOVA CAPITAL CORPORATION
as a Lender

By:	/s/Jason S. Ito
Name:  Jason S. Ito
Title: Authorized Signer

FIRSTRUST BANK
as a Lender

By:	/s/Bryan T. Denney
Name:  Bryan T. Denney
Title: Vice President

FOOTHILL CAPITAL CORPORATION
as a Lender

By:	/s/Todd R. Nakamoto
Name:  Todd R. Nakamoto
Title: Vice President

HELLER FINANCIAL, INC.
as a Lender

By:	/s/T. Bukowski
Name:  T. Bukowski
Title: Authorized Signer

GENERAL ELECTRIC CAPITAL
CORPORATION
as a Lender

By:	/s/______________
Name:
Title:

LASALLE BUSINESS CREDIT, INC.,
as a Lender

By: 	/s/Catherine D. Saccany
Name:   Catherine D. Saccany
Title:  Vice President

NATIONAL CITY COMMERCIAL
FINANCE, INC.,
as a Lender

By:	/s/Paul H. Weybrecht
Name:  Paul H. Weybrecht
Title: Vice President

PPM COMMERCIAL FINANCE,
As a Lender

By :	/s/Keith Contole
Name:   Keith Contole
Title:  AVP, Underwriting


THE CIT GROUP/BUSINESS CREDIT, INC.,
as a Lender

By:	/s/Mark J. Long
Name:  Mark J. Long
Title: Vice President

PNC BANK,
As a Lender

By:	/s/_____________
Name:
Title:

RECEIPT ACKNOWLEDGED:

FLEET NATIONAL BANK,
as Administrative Agent, as Tranche B. Agent, as Issuing Bank and as a Lender

By:	/s/James J. Ward
Name:  James J. Ward
Title: Director

FLEET RETAIL FINANCE, INC.,

By:	/s/James J. Ward
Name:  James J. Ward
Title: Director



                                                              Exhibit 15



May 17, 2000



Bradlees, Inc.
One Bradlees Circle
Braintree, Massachusetts 02184

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Bradlees, Inc., and subsidiaries for the 13-week periods ended April 29, 2000 and May 1, 1999 as indicated in our report dated May 17, 2000. Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended April 29, 2000, is incorporated by reference in Registration Statement No. 33-77555.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

                                                       /s/ARTHUR ANDERSEN LLP