Form 10-Q
period 2000-07-29
BRADLEES INC
filed 2000-09-08
CIK 887356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 2000

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---
Number of shares of the issuer's common stock outstanding as of September 1, 2000: 9,857,695 shares.

                            Exhibit Index on Page 19
                        Page 1 of 20 (Excluding exhibits)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bradlees, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries (the "Company") as of July 29, 2000 and July 31, 1999, and the related condensed consolidated statements of operations and cash flows, for the thirteen and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

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

                                                       /S/ARTHUR ANDERSEN LLP
                                                       ----------------------

New York, New York
August 16, 2000 (except with
respect to the matter discussed
in Note 8, as to which the date is
August 27, 2000)

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                         13 WEEKS ENDED
                                                                         --------------
                                                                 JULY 29, 2000    JULY 31, 1999
                                                                 -------------    -------------
Net sales                                                            $ 360,359    $ 369,148
Leased department and other operating income                             3,801        3,913
                                                                     ---------    ---------
Total revenue                                                          364,160      373,061
Cost of goods sold                                                     249,100      250,182
Selling, store operating, administrative and distribution expenses     100,275      105,618
Depreciation and amortization expense                                    6,176        7,240
Non-recurring benefit - contingency resolution                          (4,262)          --
                                                                     ---------    ---------
     Income from operations                                             12,871       10,021
Interest and debt expense                                                8,395        7,121
Reorganization items                                                        --         (778)
                                                                     ---------    ---------
    Net income                                                       $   4,476    $   3,678
                                                                     =========    =========
    Comprehensive income                                             $   4,476    $   3,678
                                                                     =========    =========
    Net income per share - basic                                     $    0.45    $    0.36
                                                                     =========    =========
    Weighted average shares outstanding                                  9,955       10,242
                                                                     =========    =========
    Net income per share - diluted                                   $    0.45    $    0.33
                                                                     =========    =========
    Weighted average common and common equivalent shares                10,026       11,025
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

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                        26 WEEKS ENDED
                                                                        --------------
                                                                 JULY 29, 2000   JULY 31, 1999
                                                                 -------------   -------------
Net sales                                                            $ 675,284    $ 681,484
Leased department and other operating income                             6,772        6,644
                                                                     ---------    ---------
Total revenue                                                          682,056      688,128
Cost of goods sold                                                     476,656      474,739
Selling, store operating, administrative and distribution expenses     203,308      205,822
Depreciation and amortization expense                                   12,312       14,528
Gain on disposition of property                                         (2,733)          --
Non-recurring benefit - contingency resolution                          (4,262)          --
                                                                     ---------    ---------
     Loss from operations                                               (3,225)      (6,961)
Interest and debt expense                                               15,779       14,003
Reorganization items                                                        --         (778)
                                                                     ---------    ---------
     Loss before cumulative effect of accounting change                (19,004)     (20,186)
Cumulative effect of accounting change                                      --          558
                                                                     ---------    ---------
     Net loss                                                        ($ 19,004)   ($ 20,744)
                                                                     =========    =========
     Comprehensive loss                                              ($ 19,004)   ($ 20,744)
                                                                     =========    =========
     Net loss per share - basic and diluted:
     Loss before cumulative effect of accounting change              ($   1.91)   ($   1.97)
     Cumulative effect of accounting change                                 --        (0.06)
                                                                     ---------    ---------
     Net loss per share - basic and diluted                          ($   1.91)   ($   2.03)
                                                                     =========    =========
     Weighted average shares outstanding - basic and diluted             9,955       10,242
                                                                     =========    =========

See accompanying notes to condensed consolidated financial statements.

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                             JULY 29, 2000  JAN. 29, 2000  JULY 31, 1999
                                             -------------  -------------  -------------
ASSETS
Current assets:
    Cash                                         $   8,249    $   9,786    $  11,504
    Accounts receivable                             12,272       11,524        8,808
    Inventories                                    256,647      248,151      245,271
    Prepaid expenses                                11,345        9,843       11,173
                                                 ---------    ---------    ---------
      Total current assets                         288,513      279,304      276,756
                                                 ---------    ---------    ---------
Property, plant and equipment, net:
  Property excluding capital leases, net            96,528       92,541       91,320
  Property under capital leases, net                21,526       22,358       23,211
                                                 ---------    ---------    ---------
    Total property, plant and equipment, net       118,054      114,899      114,531
                                                 ---------    ---------    ---------
Other assets:
   Lease interests, net                             69,301       71,478       73,623
   Other, net                                        9,049        7,606        7,254
                                                 ---------    ---------    ---------
      Total other assets                            78,350       79,084       80,877
                                                 ---------    ---------    ---------
      Total assets                               $ 484,917    $ 473,287    $ 472,164
                                                 =========    =========    =========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable                               $ 135,724    $ 143,111    $ 138,417
  Accrued expenses                                  16,378       24,841       20,300
  Self-insurance reserves                            6,430        6,553        6,039
  Revolver borrowings                              183,026      129,857      132,147
  Current portion of capital lease obligations
     and notes                                       2,967        2,959        2,532
                                                 ---------    ---------    ---------
     Total current liabilities                     344,525      307,321      299,435
                                                 ---------    ---------    ---------
Long-term liabilities:
  Obligations under capital leases                  21,930       26,096       27,398
  Lease financing obligation                        17,482       17,492       17,500
  Convertible notes payable                             --           --       11,976
  Self-insurance reserves                           12,254       13,304       12,261
  Unfavorable lease liability                       45,373       45,226       44,903
  Other long-term liabilities                       15,812       17,361       24,183
                                                 ---------    ---------    ---------
    Total long-term liabilities                    112,851      119,479      138,221
                                                 ---------    ---------    ---------
Stockholders' equity:
  Common stock 9,954,599 shares outstanding
     (9,966,720 shares at 01/29/00;
       10,242,092 shares at 07/31/99)
       Par value                                       100          100          102
  Additional paid-in-capital                        55,814       55,755       55,150
  Accumulated deficit                              (28,373)      (9,368)     (20,744)
                                                 ---------    ---------    ---------
     Total stockholders' equity                     27,541       46,487       34,508
                                                 ---------    ---------    ---------
Total liabilities and stockholders' equity       $ 484,917    $ 473,287    $ 472,164
                                                 =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                     JULY 29, 2000   JULY 31, 1999
                                                                     -------------   -------------
Cash flows from operating activities:
   Net loss                                                              ($19,004)   ($20,744)
   Adjustments to reconcile net loss
       to net cash provided (used) by operating activities:
         Depreciation and amortization expense                             12,312      14,528
         Amortization of deferred financing costs                             777         731
         Gain on disposition of property                                   (2,733)         --
         Non-recurring benefit - contingency resolution                    (4,262)         --
         Amortization of lease interests and unfavorable
            lease liability, net                                            2,324       2,532
         Cumulative effect of accounting change                                --         558
         Reorganization items                                                  --        (778)
         Changes in working capital and other, net                        (22,543)      4,997
                                                                         --------    --------
   Net cash provided (used) by operating activities
      before reorganization items                                         (33,129)      1,824
      Reorganization items:
      Chapter 11 professional fees paid                                      (471)     (6,023)
      Other reorganization expenses paid, net                              (1,599)     (1,343)
                                                                         --------    --------
   Net cash used by reorganization items                                   (2,070)     (7,366)
                                                                         --------    --------
   Net cash used by operating activities                                  (35,199)     (5,542)
Cash flows from investing activities:
   Capital expenditures, net                                              (15,504)     (8,226)
   Lease acquisition costs                                                     --      (1,250)
                                                                         --------    --------
       Net cash used in investing activities                              (15,504)     (9,476)
Cash flows from financing activities:
   Deferred financing costs                                                (1,911)         --
   Payments of convertible notes                                               --     (17,019)
   Net borrowings under revolver                                           53,169      17,697
   Proceeds from lease financing                                               --      17,500
   Proceeds received upon exercise of warrants                                 --         115
   Principal payments on notes and capital lease obligations               (2,092)     (1,256)
                                                                         --------    --------
       Net cash provided by financing activities                           49,166      17,037
Net increase (decrease) in cash                                            (1,537)      2,019
  Cash - Beginning of year                                                  9,786       9,485
                                                                         --------    --------
  Cash - End of period                                                   $  8,249    $ 11,504
                                                                         ========    ========
Supplemental disclosure of cash flow information:
   Cash paid for interest and certain debt fees                          $  9,944    $  7,861
   Cash paid for income taxes                                                  --          --
Supplemental schedule of noncash (investing and financing) activities:
   Capital lease obligations incurred                                          --    $  2,883

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

         With respect to the unaudited condensed consolidated financial statements for the 13 weeks (second quarter) and 26 weeks (year-to-date) ended July 29, 2000 and July 31, 1999, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Diluted net income per share for the second quarters of both years reflect the impact of common stock equivalents (stock options and warrants). Shares outstanding and loss per share were the same for both the basic and diluted calculations for the year-to-date periods because the inclusion of common stock equivalents would have reduced the reported loss per share. The presented shares outstanding include shares of Bradlees Common Stock issued or presumed issued in accordance with the Company's plan of reorganization. This includes certain shares expected to be issued as final unresolved pre-petition claims are settled.

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

2.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         In December, 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on, among other things, recognition of layaway sales and reporting of leased department sales. SAB No. 101 requires that layaway sales and the associated gross margin not be recognized until the customers pick up the merchandise and that the fee income rather than the sales from leased departments be included in the presentation of total revenue in SEC filings. The Company elected the early adoption of the provisions of SAB No. 101 in the fourth quarter of 1999 effective as of the beginning of 1999 and, accordingly, recorded a charge of $0.6 million in the first quarter of 1999 for the cumulative effect of a change in accounting method for layaway sales and has excluded leased department sales from the presentation of total revenue in the accompanying consolidated statements of operations.

3.       DEBT

         REVOLVER The $290 million Revolver consists of a $250 million senior secured revolving line of credit (of which $90 million is available for issuance of letters of credit) ("Tranche A"), a $20 million junior secured "last in-last out" facility ("Tranche B") and a $20 million secured and fully-funded facility ("Tranche C") that was entered into on June 29, 2000. The Company expects to continue to use the Revolver primarily for working capital and general business needs. The Revolver is scheduled to expire on December 23, 2001. Trade and standby letters of credit outstanding under the Revolver were $16.1 and $21.8 million, respectively, at July 29, 2000 and $23.0 and $21.5 million, respectively, at July 31, 1999.

         Tranche A has an advance rate equal to 80% of the Loan Value of Eligible Receivables (as defined), plus generally 72% of the Loan Value of Eligible Inventory (as defined), subject to certain adjustments. Between March 1 and December 15, the inventory advance rate will be increased to 77% of the Loan Value of Eligible Inventory provided that the total amount of all Tranche A advances does not exceed 85% of the Loan to Value Ratio (as defined). The Company may also borrow up to an additional $20 million under Tranche B provided that the total borrowings (Tranches A and B) do not exceed 93% of the Loan to Value Ratio. The total Revolver borrowings (Tranches A, B and C) are not to exceed (a) the lesser of (i) (x) from January 1 through April 30, 90% of the Loan Value of Eligible Inventory, (y) from May 1 through September 30, 91.5% of the Loan Value of Eligible Inventory or (z) from October 1 through December 31, 93% of the Loan Value of Eligible Inventory and (ii) 100% of the current Appraised Value of Eligible Inventory (as defined), plus (b) 80% of Eligible Receivables, minus (c) the then amount of all Borrowing Base Reserves (as defined). Any Tranche C borrowings cannot be repaid prior to the complete repayment of any borrowings under Tranches A and B.

         The Revolver permits the Company to borrow funds under Tranche A at an interest rate per annum equal to (a) the higher of (i) the annual rate of interest as announced by Fleet National Bank as its "Base Rate" and (ii) the weighted average of the rates on overnight federal funds plus 0.50% per annum; or (b) 2.25% per annum plus the quotient of (i) the LIBOR Rate in effect divided by (ii) a percentage equal to 100% minus the percentage established by the Federal Reserve as the maximum rate for all reserves applicable to any member bank of the Federal Reserve system in respect of eurocurrency liabilities. Each of these rates is subject to a 0.50% increase in the event of overadvances. Tranche B permits the Company to borrow funds at the "Base Rate" plus 7.00% per annum. Tranche C carries an annual interest rate of 16.50%. The weighted average interest rate under the Revolver in the first half of 2000 was 8.71% compared to 7.33% in the first half of 1999. In addition, $1.2 million of deferred financing costs were paid in the second quarter of 2000 in connection with the Tranche C financing and related Revolver amendment.

         Tranches A and Tranche B are secured by substantially all of the non-real estate assets of the Company. Tranche C is secured by a second lien on substantially all of the non-real estate assets of the Company and a first lien on selected leasehold interests. The Revolver contains financial covenants including (i) minimum rolling twelve-month EBITDA at the end of each quarter, (ii) minimum monthly accounts payable to inventory ratio; (iii) maximum annual capital expenditures; (iv) minimum net availability of $50 million during the month of December; and (v) minimum operating cash flow to interest expense (effective beginning with the fiscal quarter ending February 3, 2001 but waived for that quarter). Effective May 19, 2000, the Company's capital expenditure covenant was amended to increase the annual limit to $30 million from $25 million. The Company is in compliance with the Revolver covenants.

         9% CONVERTIBLE NOTES The 9% Convertible Notes (the "Notes") previously outstanding were scheduled to mature on February 3, 2004, bore interest at 9% per annum and were convertible any time after February 2, 2000 into shares of the Company's Common Stock. The Company had the right to redeem the Notes at any time, in whole or in part, subject to certain availability levels under the Revolver, by paying the holder the unpaid principal plus accrued and unpaid interest. The Company redeemed $17.0 million of the Notes with the proceeds from its Lease Financing Obligation (see below) in July, 1999 and exercised an option to repurchase $9 million of the Notes at a discount in December, 1999. The remaining $3 million of outstanding Notes were redeemed along with associated accrued and unpaid interest in January, 2000.

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

4.       INCOME TAXES

         The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". On an interim basis, the Company provides for income taxes using the estimated annual effective rate method. The Company did not recognize a quarterly or annual income tax expense or benefit in 1999 and did not recognize a quarterly or year-to-date income tax expense or benefit in the first half of 2000 due to the uncertainty of any net annual income tax expense for financial reporting for 2000.

5.     REORGANIZATION ITEMS

         There were no reorganization items recorded in the first half of 2000. In the second quarter of 1999, the Company entered into a lease financing transaction (Note 3) which allowed its Yonkers, NY store to continue in operation, resulting in the reversal of reserves totaling $0.8 million that had been established for the expected store closing costs. Approximately $1.6 million of restructuring costs previously provided for were paid in the first half of 2000, which included $1.4 million of the $2.0 million payment associated with the termination of the lease for the Company's previously closed Peabody, MA store (Note 7). There are no material remaining restructuring costs expected to be paid.

6.       STOCK OPTIONS

         A total of 1,000,000 shares of Common Stock were reserved for issuance under the Bradlees Inc. 1999 Stock Option Plan (the "1999 Option Plan"). Through the second quarter of 2000, the Company has authorized grants of options to purchase 892,950 shares of Common Stock to senior management and other members of management, of which options to purchase 824,905 shares were outstanding at July 29, 2000.

         In May, 2000, the Company's shareholders approved the 2000 Stock Option and Incentive Plan (the "2000 Stock Plan") which authorizes the Company to issue up to 1,250,000 shares of Common Stock pursuant to various stock incentive awards. During the second quarter of 2000, the Company granted options to purchase 848,870 shares to senior management at $4.00 per share and 17,500 shares to non-employee directors at $4.31 per share, of which options to purchase 827,733 shares were outstanding at July 29, 2000.

         All of the above options vest in annual one-third increments except for the non-employee director options which vest after the first year. All vested options shall be exercisable for a period of 5 years from the date of the grant.

7.     OTHER ITEMS

       The Company recognized a $4.3 million non-recurring benefit in the second quarter of 2000 resulting from the resolution of the Company's pre-petition unclaimed property reserves that had been included in accounts payable. These reserves were eliminated based on an analysis performed by outside consultants and management after the Company's emergence from Chapter 11 and associated communications that occurred in the second quarter of 2000 after the filing of the Company's unclaimed property return for the period ended June 30, 1996.

       The Company adjusted its medical insurance reserves by $1.2 million in the second quarter of 2000 in accordance with revised estimates provided by its insurance advisors and claims experience and recognized a credit for such amount in selling, store operating, administrative and distribution ("SG&A") expenses. The Company also recorded a $1.9 million credit (included in SG&A expenses) in the first quarter of 2000 resulting from a change in accounting estimate associated with the reduction in a severance-related liability. The previous charge for this severance item was not classified as a reorganization item.

         In February, 2000, the Company terminated its lease commitment for its closed store in Peabody, MA with a lump-sum payment of $2.0 million. The Company recorded a gain of $2.7 million in the first quarter of 2000 associated with the early termination of the related capital lease obligation.

8.       SUBSEQUENT EVENT

         On August 27, 2000, the United Food and Commercial Workers' Union Local 1262 (the "Union"), representing approximately 1,500 Bradlees' employees in 21 stores in New York and New Jersey, conducted a strike vote for the employees it represents after the Union rejected the Company's latest contract offer. The employees have authorized the Union to call a strike. The principal unresolved issue is the Union's request for a funding of an increase to the benefit level in the Union's pension plan. Any strike of an extended duration by the Union would likely have a significant adverse impact on the Company. However, the Company believes that a mutually acceptable collective bargaining agreement with the Union can be finalized prior to any strike, and in any event, the Union cannot call a strike until it has provided due notice to the Company.

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Results of operations, expressed in millions of dollars (except per share amounts) and as a percentage of net sales (on next page), were as follows for the 13 weeks and 26 weeks ended July 29, 2000 ("Second Quarter 2000" and "Year-to-Date 2000", respectively) and for the 13 weeks and 26 weeks ended July 31, 1999 ("Second Quarter 1999" and Year-to-Date 1999", respectively):



                                                                 13 Weeks Ended              26 Weeks Ended
                                                          July 29, 2000  July 31, 1999  July 29, 2000  July 31, 1999
                                                          -------------  -------------  -------------  -------------

(Dollars in millions except per share amounts)
Net sales                                                        $360.4         $369.1         $675.3         $681.5
Cost of goods sold                                                249.1          250.2          476.7          474.7
                                                                 -------       -------       --------       --------
Gross margin                                                      111.3          118.9          198.6          206.8
Leased department and other operating income                        3.8            3.9            6.8            6.6
                                                                 -------       -------       --------       --------
                                                                  115.1          122.8          205.4          213.4
Selling, store operating, administrative
      and distribution expenses                                   100.3          105.6          203.3          205.8
Depreciation and amortization expense                               6.2            7.2           12.3           14.5
Gain on disposition of property                                       -              -           (2.7)             -
Non-recurring benefit - contingency resolution                     (4.3)             -           (4.3)             -
                                                                 -------       -------       --------       --------
   Income (loss) from operations                                   12.9           10.0           (3.2)          (6.9)
Interest and debt expense                                           8.4            7.1           15.8           14.0
Reorganization items                                                  -           (0.8)             -           (0.8)
                                                                 -------       -------       --------       --------
    Income (loss) before cumulative effect of
       accounting change                                            4.5            3.7          (19.0)         (20.1)
Cumulative effect of accounting change                                -              -              -            0.6
                                                                 -------       -------       --------       --------
 Net income (loss)                                                 $4.5           $3.7         ($19.0)        ($20.7)
                                                                 =======       =======       ========       ========
Basic net income (loss) per share                                 $0.45          $0.36         ($1.91)        ($2.03)
                                                                 =======       =======       ========       ========
Diluted net income (loss) per share                               $0.45          $0.33         ($1.91)        ($2.03)
                                                                 =======       =======       ========       ========
Total revenue increase (decrease)                                 (2.4%)         19.0%          (0.9%)         14.6%
Comparable store sales increase (decrease)                        (6.3%)         19.5%          (4.0%)         16.2%
Number of stores in operation at end of period                      105           102             105            102

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)



                                                                  13 Weeks Ended                26 Weeks Ended
                                                           July 29, 2000  July 31, 1999  July 29, 2000  July 31, 1999
                                                           -------------  -------------  -------------  -------------
As a percentage of net sales,
      results were as follows:
Net sales                                                       100.0  %      100.0  %         100.0  %       100.0  %
Cost of goods sold                                               69.1          67.8             70.6           69.7
                                                           -----------    -----------      -----------    -----------
Gross margin                                                     30.9          32.2             29.4           30.3
Leased department and other operating income                      1.0           1.1              1.0            1.0
                                                           -----------    -----------      -----------    -----------
                                                                 31.9          33.3             30.4           31.3
Selling, store operating, administrative
      and distribution expenses                                  27.8          28.6             30.1           30.2
Depreciation and amortization expense                             1.7           2.0              1.8            2.1
Gain on disposition of property                                     -             -             (0.4)             -
Non-recurring benefit - contingency resolution                   (1.2)            -             (0.6)             -
                                                           -----------    -----------      -----------    -----------
   Income (loss) from operations                                  3.6           2.7             (0.5)          (1.0)
Interest and debt expense                                         2.4           1.9              2.3            2.0
Reorganization items                                                -          (0.2)               -           (0.1)
                                                           -----------    -----------      -----------    -----------
    Income (loss) before cumulative effect of
       accounting change                                          1.2           1.0             (2.8)          (2.9)
Cumulative effect of accounting change                              -             -                -            0.1
                                                           -----------    -----------      -----------    -----------
 Net income (loss)                                                1.2  %        1.0  %          (2.8)  %       (3.0)  %
                                                           ===========    ===========      ===========    ===========

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

         Net sales for Second Quarter 2000 declined $8.7 million or 2.4% from Second Quarter 1999 due to a decrease of 6.3% in comparable store sales (which include leased shoe department sales), mostly offset by the beneficial impact from the opening of three new stores since Second Quarter 1999. We believe that the decrease in comparable store sales was due primarily to an unseasonably cool and rainy Spring and Summer in the Northeast that adversely impacted sales of apparel and other seasonal merchandise, slower consumer spending and the impact from fiscal year 2000 competitive store openings in the vicinity of a significant number of our stores. Because we are more softlines-oriented than other discount department store chains, our business was particularly affected by the poor weather conditions. Second Quarter 1999 comparable store sales had increased 19.5%. Comparable store sales for the fiscal month of August 2000 declined 5.2% compared to an increase of 13.1% in the prior August period.

         Gross margin decreased $7.6 million in Second Quarter 2000 compared to Second Quarter 1999 due to the lower sales and a lower gross margin rate (30.9% vs. 32.2%). The lower gross margin rate was primarily attributable to a lower mix of softlines and seasonal sales due to the reasons discussed above and an associated higher level of markdowns to control inventory levels. Leased department and other operating income had a slight decrease of $0.1 million in Second Quarter 2000 compared to Second Quarter 1999. Leased department sales were $14.1 million in Second Quarter 2000 compared to $14.2 million in Second Quarter 1999.

         Selling, store operating, administrative and distribution ("SG&A") expenses decreased $5.3 million or 0.8% as a percentage of net sales in Second Quarter 2000 from Second Quarter 1999. The lower SG&A expenses were primarily due to decreases in home office and benefits expenses, including a $1.2 million credit to SG&A expenses for adjustments of medical insurance reserves (Note 7 to the Condensed Consolidated Financial Statements) and a $0.5 million reimbursement for medical claim overpayments, partially offset by an increase in advertising expenses and the impact of the three new stores. The decrease in home office expenses was principally the result of a lower provision for annual performance bonuses. The increase in advertising expenses was primarily attributable to additional two-day sales events to drive customer traffic and control inventory levels in light of the difficult Northeast retail environment during Second Quarter 2000.

         Depreciation and amortization expense declined $1.0 million or 0.3% as a percentage of net sales in Second Quarter 2000 from Second Quarter 1999 due primarily to certain fixed assets becoming fully-depreciated since Second Quarter 1999.

         We recorded a benefit of $4.3 million in Second Quarter 2000 for the resolution of our pre-petition unclaimed property reserves (Note 7).

         Interest and debt expense increased $1.3 million or 0.5% as a percentage of net sales in Second Quarter 2000 from Second Quarter 1999. This increase was due primarily to higher seasonal borrowings (see "Liquidity and Capital Resources") at a higher average interest rate (9.0% vs. 7.4%) and the interest under the Lease Financing Obligation (Note 3), partially offset by the interest savings from the early retirement of the 9% Convertible Notes (Note 3) and lower amortization of the discount associated with the unfavorable lease liability.

         Last year's $0.8 million credit in reorganization items is discussed in
Note 5.

         We did not record an income tax expense or benefit in Second Quarter 2000 or Second Quarter 1999 (Note 4).

YEAR-TO-DATE 2000 COMPARED TO YEAR-TO-DATE 1999

         Year-to-Date 2000 net sales declined $6.2 million or 0.9% from Year-to-Date 1999 due to this year's 4.0% decrease in comparable store sales, mostly offset by the impact from the opening of three stores since Second Quarter 1999. We believe that the Year-to-Date 2000 decrease in comparable store sales was due primarily to the same factors discussed above for Second Quarter 2000. We had strong double-digit increases in Year-to-Date 1999 sales of both hardlines and softlines merchandise, with an overall comparable store sales increase of 16.2% during that period.

         Gross margin decreased $8.2 million in Year-to-Date 2000 compared to Year-to-Date 1999 due primarily to a lower gross margin rate (29.4% vs. 30.3%). The lower year-to-date gross margin rate was principally the result of the same factors discussed above for Second Quarter 2000. Leased department and other operating income increased $0.2 million (due mostly to higher year-to-date leased shoe department sales) but remained the same as a percentage of net sales.

         Year-to-Date 2000 SG&A expenses decreased $2.5 million or 0.1% as a percentage of net sales from Year-to-Date 1999. The lower SG&A expenses were primarily due to the same factors as discussed above for Second Quarter 2000, along with higher logistics and preopening expenses incurred in the first quarter of 2000 and a $1.9 million credit to SG&A expenses in the first quarter for a change in an accounting estimate (Note 7).

         Depreciation and amortization expense declined $2.2 million or 0.3% as a percentage of net sales in Year-to-Date 2000 from Year-to-Date 1999 due primarily to certain fixed assets becoming fully-depreciated since Second Quarter 1999.

         We recorded a gain of $2.7 million in the first quarter of 2000 associated with the early termination of a capital lease obligation (Note 7).

         We recorded a benefit of $4.3 million in Second Quarter 2000 for the resolution of our pre-petition unclaimed property reserves (Note 7).

         Interest and debt expense increased $1.8 million or 0.3% as a percentage of net sales in Year-to-Date 2000 from Year-to-Date 1999. This increase was due primarily to the same factors as discussed above for Second Quarter 2000.

         Last year's reorganization credit and cumulative effect of accounting change are discussed in Notes 5 and 2 respectively.

         We did not record an income tax provision in Year-to-Date 2000 due to the current expectation of no income tax expense or benefit in 2000. There was also no income tax expense or benefit recorded in Year-to-Date 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We had outstanding borrowings of $183.0 million at July 29, 2000, exclusive of the issuance of letters of credit, under our $290 million Revolver (Note 3) compared to $132.1 million at July 31, 1999. Peak and average Revolver borrowings were approximately $201 and $172 million, respectively, in Year-to-Date 2000 compared to $142 and $125 million, respectively, in Year-to-Date 1999. The increase in borrowings from Year-to-Date 1999 was primarily due to the Year-to-Date 2000 net loss, an increase in inventories and other working capital changes (discussed below), cash used by reorganization items since Second Quarter 1999, and the early redemption of the 9% Convertible Notes.

         We currently expect our borrowings under the Revolver, exclusive of the issuance of letters of credit, for the full year of 2000 to peak at approximately $230 million in November, 2000 and average approximately $180 million. The amount available to borrow under the Revolver in 2000 is currently expected to peak at approximately $290 million in October and November, 2000 and average approximately $255 million, while total outstanding letters of credit under the Revolver are expected to peak at approximately $45 million in August, 2000 and average approximately $35 million. The net availability under the Revolver in December, 2000 is currently expected to range from approximately $65 million to approximately $90 million.

         In Year-to-Date 2000, cash used by operations before reorganization items was $33.1 million compared to $1.8 million of cash provided by operations before reorganization items in Year-to-Date 1999. This increase in cash usage was primarily due to changes in working capital and an increase in the cash loss from operations (after consideration of the non-cash gain on disposition of property and the non-recurring benefit in Year-to-Date 2000).

         Accounts receivable at July 29, 2000 increased $3.5 million from July 31, 1999 due primarily to a receivable of approximately $2.4 million recorded as of July 29, 2000 for expected insurance recoveries associated with costs resulting from a water main break near our Union Square, NY store. This incident caused a temporary closing of the store during March, 2000 and a closing of the bottom floor of the building through mid-August, 2000 due to water damage.

         Inventories at July 29, 2000 increased $11.4 million from July 31, 1999 due primarily to three new stores opened since Second Quarter. Inventories increased $8.5 million from January 29, 2000 due primarily to a normal seasonal build-up. We have adjusted our merchandise purchases since April, 2000 in response to the lower sales volume.

         Accounts payable at July 29, 2000 declined $2.7 million from July 31, 1999 and $7.4 million from January 29, 2000 due primarily to the Second Quarter 2000 write-off of certain unclaimed property reserves totaling $4.3 million previously included in accounts payable (Note 7) and a reduction in medical insurance reserves ($1.2 million of which was previously included in accounts payable).

         Accrued expenses at July 29, 2000 were $3.9 million lower than at July 31, 1999 due primarily to a lower provision for annual performance bonuses in Year-to-Date 2000 and continued payments made against reserves established at the end of 1998 for reorganization items. Accrued expenses at July 29, 2000 were $8.5 million lower than at January 29, 2000 due primarily to payments made against reserves established prior to 2000 for emergence bonuses and the 1999 performance bonuses, along with payments made against the reserves for reorganization items.

         Other long-term liabilities decreased $8.4 million from July 31, 1999 due primarily to decreases in certain employee benefit liabilities since Second Quarter 1999, adjustments to restructuring reserves in 1999, paydowns of long-term notes, the first-quarter 2000 change in accounting estimate described in Note 7, and a reclassification of a reserve for emergence bonuses to short-term liabilities at the end of 1999. These factors were partially offset by an increase in our straight-line rent liability. Other long-term liabilities decreased $1.5 million from January 29, 2000 due primarily to the first quarter change in accounting estimate (Note 7).

         We incurred capital expenditures of $15.5 million in Year-to-Date 2000 (compared to $8.2 million in Year-to-Date 1999), primarily for new conveying and sortation equipment in our Edison distribution center, certain management information systems and one new store (Staten Island, NY). For all of 2000, we currently expect total capital expenditures to be approximately $25 million (compared to $22 million for all of 1999), primarily for the new conveying and sortation equipment, two new stores (Staten Island and a new store in Philadelphia that is expected to open early next year), management information systems (including expenditures for new distribution yard management and transportation systems and a new merchandise replenishment system) and various store and other distribution center improvements. We currently expect to finance these expenditures through internally-generated funds or through funds available under the Revolver.

         We believe that the availability under our Revolver, together with our available cash and expected cash flows from 2000 operations, will enable us to fund our expected needs for working capital, capital expenditures and debt service requirements. These expectations are dependent upon, among other things, achieving operating results that are reasonably consistent with our current plans. In addition, the Revolver expires in December, 2001 and will need to be repaid, extended or possibly increased prior to that time. Our ability to meet our financial obligations, make planned capital expenditures and implement our strategic initiatives will depend on our future operating performance, which will be subject to financial, competitive, economic and other factors affecting the industry and our operations, including factors beyond our control.

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

       We are exposed to interest rate risk primarily through our borrowings under our $290 million Revolver (see Note 3 to our Condensed Consolidated Financial Statements). Under the Revolver, we may borrow funds under Tranche A at an interest rate per annum equal to (a) the higher of (i) the annual rate of interest as announced by Fleet National Bank as its "Base Rate" and (ii) the weighted average of the rates on overnight federal funds plus 0.50% per annum; or (b) 2.25% per annum plus the quotient of (i) the LIBOR Rate in effect divided by (ii) a percentage equal to 100% minus the percentage established by the Federal Reserve as the maximum rate for all reserves applicable to any member bank of the Federal Reserve system in respect of eurocurrency liabilities. Each of these rates is subject to a 0.50% increase in the event of overadvances. Tranche B permits the Company to borrow funds at the "Base Rate" plus 7.00% per annum. Tranche C carries an annual interest rate of 16.50%.

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters voted upon and approved at the Company's Annual Meeting of Stockholders held on May 31, 2000 were disclosed in the Company's Form 10-Q for the quarter ended April 29, 2000. No other matters have been submitted to a vote of security holders this year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index to Exhibits



EXHIBIT NO.                                               EXHIBIT                             PAGE NO.
-----------                                               -------                             --------
         10       Amendment to Amended and Restated Employment Agreement, dated as of June 7, 2000, between and among Bradlees, Inc., Bradlees
                  Stores, Inc. and Peter Thorner.                                                21

         10.1     Fourth Amendment and Waiver to Credit Agreement dated as of
                  June 29, 2000, among Bradlees Stores, Inc., Bradlees, Inc. and
                  Fleet National Bank and Back Bay Capital Funding, LLC (Tranche
                  C), as Agents.                                                                 23

         10.2     Credit Agreement dated as of February 2, 1999 and Conformed
                  Through the Fourth Amendment and Waiver, among Bradlees
                  Stores, Inc., Bradlees, Inc. and Fleet National Bank and Back
                  Bay Capital Funding, LLC (Tranche C), as Agents.                               37

         11       Computation of earnings per share                                             165

         15       Letter re: unaudited interim financial information.                           166

         27       Financial data schedule (filed on EDGAR)

(b)      Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarterly period ended July 29, 2000.

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BRADLEES, INC.

Date:  September 8, 2000                By  /s/ Peter Thorner
                                            -----------------
                                        Peter Thorner
                                        Chairman and Chief Executive Officer

Date:  September 8, 2000                By  /s/ Cornelius F. Moses III
                                            --------------------------
                                        Cornelius F. Moses III
                                        Senior Vice President, Chief Financial
                                        Officer