Form 10-Q
period 2000-10-28
BRADLEES INC
filed 2000-12-12
CIK 887356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 2000

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

Number of shares of the issuer's common stock outstanding as of December 1, 2000: 9,859,298 shares.

                            Exhibit Index on Page 19
                        Page 1 of 20 (Excluding exhibits)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bradlees, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Bradlees, Inc. and subsidiaries (the "Company") as of October 28, 2000 and October 30, 1999, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2000 and October 30, 1999. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company's Revolver, which is scheduled to expire on December 23, 2001, contains certain financial covenants, which if not achieved, would permit the lenders to accelerate the repayment of the outstanding principal. Management's current projections indicate that there may not be sufficient cash flow from operations to comply with the terms of these covenants prior to the expiration of the Revolver which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Bradlees, Inc. and subsidiaries as of January 29, 2000 (not presented herein), and, in our report dated March 14, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 29, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

New York, New York
November 14, 2000

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                     13 WEEKS ENDED
                                                                         ------------------------------------------
                                                                         OCTOBER 28, 2000          OCTOBER 30, 1999
                                                                         ----------------          ----------------
Net sales                                                                   $     334,438             $     344,347
Leased department and other operating income                                        3,308                     3,451
                                                                            -------------             -------------
Total revenue                                                                     337,746                   347,798
Cost of goods sold                                                                239,062                   239,246
Selling, store operating, administrative and distribution
 expenses                                                                         101,123                   101,734
Depreciation and amortization expense                                               6,523                     6,604
                                                                            -------------             -------------
     Income from operations                                                        (8,962)                      214
Interest and debt expense                                                           9,295                     7,818
                                                                            -------------             -------------
     Net loss                                                                     (18,257)                   (7,604)
                                                                            =============             =============
     Comprehensive loss                                                           (18,257)                   (7,604)
                                                                            =============             =============
     Net loss per share - basic and diluted                                         (1.83)                    (0.76)
                                                                            =============             =============
     Weighted average shares outstanding - basic and diluted                $       9,955             $       9,986
                                                                            =============            =============


See accompanying notes to condensed consolidated financial statements.

                                BRADLEES, INC.
                               AND SUBSIDIARIES

                        PART 1 - FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                39 WEEKS ENDED
                                                                       ------------------------------------
                                                                       OCTOBER 28, 2000    OCTOBER 30, 1999
                                                                       ----------------    ----------------
Net Sales                                                                 $  1,009,722        $  1,025,831
Leased department and other operating income                                    10,080              10,095
                                                                       ----------------    ----------------
Total revenue                                                                1,019,802           1,035,926
Cost of goods sold                                                             715,718             713,985
Selling, store operating, administrative and distribution expenses             304,431             307,558
Depreciation and amortization expense                                           18,835              21,132
Gain on disposition of property                                                 (2,733)                  -
Non-recurring benefit - contingency resolution                                  (4,262)                  -
                                                                       ----------------    ----------------
    Loss from operations                                                       (12,187)             (6,749)
Interest and debt expense                                                       25,074              21,819
Reorganization items                                                                 -                (778)
                                                                       ----------------    ----------------
    Loss before cumulative effect of accounting change                         (37,261)            (27,790)
Cumulative effect of accounting change                                               -                 558
                                                                       ----------------    ----------------

    Net loss                                                              $    (37,261)       $    (28,348)
                                                                       ================    ================
    Comprehensive loss                                                    $    (37,261)       $    (28,348)
                                                                       ================    ================

    Net loss per share - basic and diluted:
    Loss before cumulative effect of accounting change                    $      (3.74)       $      (2.79)
    Cumulative effect of accounting change                                           -               (0.06)
                                                                       ----------------    ----------------

    Net loss per share - basic and diluted                                $      (3.74)       $      (2.85)
                                                                       ================    ================
    Weighted average shares outstanding - basic and diluted                      9,955               9,959
                                                                       ================    ================


     See accompanying notes to condensed consolidated financial statements.

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            OCTOBER 28, 2000        JAN. 29, 2000           OCTOBER 30, 1999
                                                            ----------------        -------------           ----------------
ASSETS

Current assets:
    Cash                                                   $       9,055              $    9,786             $    11,228
    Accounts receivable                                           10,162                  11,524                   8,658
    Inventories                                                  349,336                 248,151                 326,200
    Prepaid expenses                                              11,924                   9,843                  11,218
                                                           -------------              ----------             -----------
      Total current assets                                       380,477                 279,304                 357,304
                                                           -------------              ----------             -----------
Property, plant and equipment, net:
  Property excluding capital leases, net                          96,128                  92,541                  93,475
  Property under capital leases, net                              21,109                  22,358                  22,786
                                                           -------------              ----------             -----------
    Total property, plant and equipment, net                     117,237                 114,899                 116,261
                                                           -------------              ----------             -----------
Other assets:
   Lease interests, net                                           68,212                  71,478                  72,518
   Other, net                                                      8,889                   7,606                   7,122
                                                           -------------              ----------             -----------
      Total other assets                                          77,101                  79,084                  79,640
                                                           -------------              ----------             -----------
      Total assets                                         $     574,815              $  473,287             $   553,205
                                                           =============              ==========             ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current liabilities:
  Accounts payable                                         $     203,002              $  143,111             $   201,120
  Accrued expenses                                                13,720                  24,841                  20,229
  Self-insurance reserves                                          5,967                   6,553                   5,798
  Revolver borrowings                                            227,375                 129,857                 158,159
  Current portion of capital lease
    obligations and notes                                          2,972                   2,959                   2,540
                                                           -------------              ----------             -----------
     Total current liabilities                                   453,036                 307,321                 387,846
                                                           -------------              ----------             -----------
Long-term liabilities:
  Obligations under capital leases                                21,537                  26,096                  27,089
  Lease financing obligation                                      17,478                  17,492                  17,496
  Convertible notes payable                                           --                      --                  11,976
  Self-insurance reserves                                         11,933                  13,304                  11,773
  Unfavorable lease liability                                     45,447                  45,226                  45,064
  Other long-term liabilities                                     16,099                  17,361                  24,592
                                                           -------------              ----------             -----------
    Total long-term liabilities                                  112,494                 119,479                 137,990
                                                           -------------              ----------             -----------

Stockholders' equity:
  Common stock 9,954,599 shares outstanding
     (9,966,720 shares at 01/29/00;
       9,986,273 shares at 10/30/99)
       Par value                                                     100                     100                     100
  Additional paid-in-capital                                      55,814                  55,755                  55,617
  Accumulated deficit                                            (46,629)                 (9,368)                (28,348)
                                                           -------------              ----------             -----------
     Total stockholders' equity                                    9,285                  46,487                  27,369
                                                           -------------              ----------             -----------
Total liabilities and stockholders' equity                 $     574,815              $  473,287             $   553,205
                                                           =============              ==========             ===========

See accompanying notes to condensed consolidated financial statements.

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   OCTOBER 28, 2000         OCTOBER 30, 1999
                                                                   ----------------         ----------------
Cash flows from operating activities:
   Net loss                                                        $     (37,261)           $     (28,348)
   Adjustments to reconcile net loss
       to net cash provided (used) by operating activities:
         Depreciation and amortization expense                            18,835                   21,132
         Amortization of deferred financing costs                          1,395                    1,088
         Gain on disposition of property                                  (2,733)                      --
         Non-recurring benefit - contingency resolution                   (4,262)                      --
         Amortization of lease interests and unfavorable
            lease liability, net                                           3,486                    3,798
         Cumulative effect of accounting change                               --                      558
         Reorganization items                                                 --                     (778)
         Changes in working capital and other, net                       (49,333)                 (10,143)
                                                                   -------------            -------------
   Net cash provided (used) by operating
     activities before reorganization items                              (69,873)                 (12,693)
     Reorganization items:
     Chapter 11 professional fees paid                                      (743)                  (8,130)
     Other reorganization expenses paid, net                              (1,596)                  (1,781)
                                                                   -------------            -------------
   Net cash used by reorganization items                                  (2,339)                  (9,911)
                                                                   -------------            -------------
   Net cash used by operating activities                                 (72,212)                 (22,604)
Cash flows from investing activities:
   Capital expenditures, net                                             (21,174)                 (17,055)
   Lease acquisition costs                                                    --                   (1,250)
                                                                   -------------            -------------
       Net cash used in investing activities                             (21,174)                 (18,305)
Cash flows from financing activities:
   Deferred financing costs                                               (2,276)                    (181)
   Payments of convertible notes                                              --                  (17,019)
   Net borrowings under revolver                                          97,518                   43,709
   Proceeds from lease financing                                              --                   17,500
   Proceeds received upon exercise of warrants                                --                      540
   Principal payments on notes and capital lease
     obligations                                                          (2,587)                  (1,897)
                                                                   -------------            -------------
       Net cash provided by financing activities                          92,655                   42,652

Net increase (decrease) in cash                                             (731)                   1,743

  Cash - Beginning of year                                                 9,786                    9,485
                                                                   -------------            -------------
  Cash - End of period                                             $       9,055            $      11,228
                                                                   =============            =============
Supplemental disclosure of cash flow information:
   Cash paid for interest and certain debt fees                    $      16,047            $      12,815

   Cash paid for income taxes                                                 --                       --
Supplemental schedule of noncash (investing and
   financing) activities:
   Capital lease obligations incurred                              $          --            $       2,883

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

         With respect to the unaudited condensed consolidated financial statements for the 13 weeks (third quarter) and 39 weeks (year-to-date) ended October 28, 2000 and October 30, 1999, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Diluted net income per share for the second quarters of both years reflect the impact of common stock equivalents (stock options and warrants). Shares outstanding and loss per share were the same for both the basic and diluted calculations for the year-to-date periods because the inclusion of common stock equivalents would have reduced the reported loss per share. The presented shares outstanding include shares of Bradlees Common Stock issued or presumed issued in accordance with the Company's plan of reorganization. This includes certain shares expected to be issued as final unresolved pre-petition claims are settled.

         The Company's Revolver (Note 3), which is scheduled to expire on December 23, 2001, contains certain financial covenants, which, if not achieved, would permit the lenders to accelerate the repayment of the outstanding principal. Management's current projections indicate that there may not be sufficient cash flow from operations to comply with the terms of those covenants prior to the expiration of the Revolver. The Company has been advised by its independent public accountants that if it does not resolve these matters prior to the completion of the audit of its financial statements for the year ended February 3, 2001, their auditor's report will be modified to reflect the uncertainty related to these matters. Management's plan in regard to these matters are discussed in Note 3.

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

3. DEBT

         REVOLVER The $290 million Revolver consists of a $250 million senior secured revolving line of credit (of which $90 million is available for issuance of letters of credit) ("Tranche A"), a $20 million junior secured "last in-last out" facility ("Tranche B") and a $20 million secured and fully-funded facility ("Tranche C") that was entered into on June 29, 2000. The Company expects to continue to use the Revolver primarily for working capital and general business needs. The Revolver is scheduled to expire on December 23, 2001. Trade and standby letters of credit outstanding under the Revolver were $6.7 and $23.8 million, respectively, at October 28, 2000 and $7.1 and $21.5 million, respectively, at October 30, 1999.

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

         The Revolver permits the Company to borrow funds under Tranche A at an interest rate per annum equal to (a) the higher of (i) the annual rate of interest as announced by Fleet National Bank as its "Base Rate" and (ii) the weighted average of the rates on overnight federal funds plus 0.50% per annum; or (b) 2.25% per annum plus the quotient of (i) the LIBOR Rate in effect divided by (ii) a percentage equal to 100% minus the percentage established by the Federal Reserve as the maximum rate for all reserves applicable to any member bank of the Federal

Reserve system in respect of eurocurrency liabilities. Each of these rates is subject to a 0.50% increase in the event of overadvances. Tranche B permits the Company to borrow funds at the "Base Rate" plus 7.00% per annum. Tranche C carries an annual interest rate of 16.50%. The weighted average interest rate under the Revolver for the first nine months of 2000 was 9.08% compared to 7.44% for the first nine months of 1999. In addition, $1.2 million of deferred financing costs were paid in the second quarter of 2000 in connection with the Tranche C financing and related Revolver amendment.

         Tranche A and Tranche B are secured by substantially all of the non-real estate assets of the Company. Tranche C is secured by a second lien on substantially all of the non-real estate assets of the Company and a first lien on selected leasehold interests. The Revolver contains financial covenants including (i) minimum rolling twelve-month EBITDA at the end of each quarter,
(ii) minimum monthly accounts payable to inventory ratio; (iii) maximum annual capital expenditures; (iv) minimum net availability of $50 million from December 15 to January 15 as amended November 2, 2000 and certain other levels thereafter; and (v) minimum operating cash flow to interest expense (effective beginning with the fiscal quarter ending February 3, 2001 but waived for that quarter pursuant to the fourth amendment and waiver dated June 29, 2000). Effective May 19, 2000, the Company's capital expenditure covenant was amended to increase the annual limit to $30 million from $25 million. The Company is in compliance with the Revolver covenants as of October 28, 2000.

         Current projections indicate there may not be sufficient cash flow from operations to comply with the financial covenant contained in the Company's Revolver, which requires the Company to maintain $50 million of availability from December 15, 2000 to January 15, 2001. In that regard, we have entered into discussions with our lenders to modify or waive the covenant to avoid a default under the loan agreement and to allow for the continuation of operations. The Company is considering various alternatives in dealing with its ongoing cash requirements including strategic combinations and partial or complete liquidation.

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

4. INCOME TAXES

         The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". On an interim basis, the Company provides for income taxes using the estimated annual effective rate method. The Company did not recognize a quarterly or annual income tax expense or benefit in 1999 and did not recognize a quarterly or year-to-date income tax expense or benefit through the third quarter of 2000 due to the uncertainty of any net annual income tax expense for financial reporting for 2000.

5. REORGANIZATION ITEMS

         There were no reorganization items recorded through the third quarter of 2000. In the second quarter of 1999, the Company entered into a lease financing transaction (Note 3) which allowed its Yonkers, NY store to continue in operation, resulting in the reversal of reserves totaling $0.8 million that had been established for the expected store closing costs. Approximately $1.6 million of restructuring costs previously provided for were paid in the first three quarters of 2000, which included $1.4 million of the $2.0 million payment associated with the termination of the lease for the Company's previously closed Peabody, MA store (Note 7). There are no material remaining restructuring costs expected to be paid.

6. STOCK OPTIONS

         A total of 1,000,000 shares of Common Stock were reserved for issuance under the Bradlees Inc. 1999 Stock Option Plan (the "1999 Option Plan"). Through the third quarter of 2000, the Company has authorized grants of options to purchase 892,950 shares of Common Stock to senior management and other members of management, of which options to purchase 787,028 shares were outstanding at October 28, 2000.

         In May, 2000, the Company's shareholders approved the 2000 Stock Option and Incentive Plan (the "2000 Stock Plan") which authorizes the Company to issue up to 1,250,000 shares of Common Stock pursuant to various stock incentive awards. During the second quarter of 2000, the Company granted options to purchase 848,870 shares to senior management at $4.00 per share and 17,500 shares to non-employee directors at $4.31 per share, of which options to purchase 789,096 shares were outstanding at October 28, 2000.

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

RESULTS OF OPERATIONS

Results of operations, expressed in millions of dollars (except per share amounts) and as a percentage of net sales (on next page), were as follows for the 13 weeks and 39 weeks ended October 28, 2000 ("Third Quarter 2000" and "Year-to-Date 2000", respectively) and for the 13 weeks and 39 weeks ended October 30, 1999 ("Third Quarter 1999" and Year-to-Date 1999", respectively):

                                                            13 WEEKS ENDED                             39 WEEKS ENDED
                                                  OCT. 28, 2000           OCT. 30, 1999       OCT. 28, 2000        OCT. 30, 1999
                                                  -------------           -------------       -------------        -------------
(Dollars in millions except per share amounts)
Net sales                                           $334.4                   $344.3             $1,009.7              $1,025.8
Cost of goods sold                                   239.1                    239.2                715.7                 714.0
                                                  --------                ---------           ----------           -----------
Gross margin                                          95.3                    105.1                294.0                 311.8
Leased department and other operating
   income                                              3.3                      3.4                 10.1                  10.1
                                                  --------                ---------           ----------           -----------
                                                      98.6                    108.5                304.1                 321.9
Selling, store operating, administrative
   and distribution expenses                         101.1                    101.7                304.5                 307.5
Depreciation and amortization expense                  6.5                      6.6                 18.8                  21.1
Gain on disposition of property                        --                        --                  2.7                    --
Non-recurring benefit - contingency
   resolution                                          --                        --                  4.3                    --
                                                 ---------                ---------           ----------           ------------
  Income (loss) from operations                       (9.0)                     0.2                (12.2)                 (6.7)
Interest and debt expense                              9.3                      7.8                 25.1                  21.8
Reorganization items                                    --                       --                   --                  (0.8)
                                                  --------                ---------           ----------           -----------
  Income (loss) before cumulative
    effect of accounting change                      (18.3)                    (7.6)               (37.3)                (27.7)
Cumulative effect of accounting change                  --                       --                   --                  (0.6)
                                                  --------                ---------           ----------           ------------
Net income (loss)                                   ($18.3)                   ($7.6)              ($37.3)               ($28.3)
                                                  ========                =========           ==========           ===========
Basic net income (loss) per share                   ($1.83)                  ($0.76)              ($3.74)               ($2.85)
                                                  ========                =========           ==========           ===========
Diluted net income (loss) per share                 ($1.83)                  ($0.76)              ($3.74)               ($2.85)
                                                  ========                =========           ==========           ===========
Total revenue increase (decrease)                     -2.8%                    10.9%                -1.5%                 13.4%
Comparable store sales increase (decrease)            -5.2%                    10.5%                -4.4%                 14.2%
Number of stores in operation at end of
   period                                              105                      104                  105                   104

                                BRADLEES, INC.
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)


                                                           13 WEEKS ENDED                39 WEEKS ENDED
                                                     OCT. 28, 2000 OCT. 30, 1999   OCT. 28, 2000 OCT. 30, 1999
                                                     ------------  ------------    ------------  ------------
As a percentage of net sales,
  results were as follows:

Net sales                                                100.0%        100.0%          100.0%        100.0%
Cost of goods sold                                        71.5          69.5            70.9          69.6
                                                     ------------  ------------    ------------  ------------
Gross margin                                              28.5          30.5            29.1          30.4
Leased department and other operating income               1.0           1.0             1.0           1.0
                                                     ------------  ------------    ------------  ------------
                                                          29.5          31.5            30.1          31.4
Selling, store operating, administrative
  and distribution expenses                               30.2          29.5            30.2          30.0

Depreciation and amortization expense                      1.9           1.9             1.9           2.1
Gain on disposition of property                              -             -             0.3             -
Non-recurring benefit - contingency resolution               -             -             0.4             -
                                                     ------------  ------------    ------------  ------------
    Income (loss) from operations                         (2.6)          0.1            (1.2)         (0.7)
Interest and debt expense                                  2.9           2.3             2.5           2.1
Reorganization items                                         -             -               -          (0.1)
                                                     ------------  ------------    ------------  ------------
      Income (loss) before cumulative effect of
        accounting change                                 (5.5)         (2.2)           (3.7)         (2.7)
Cumulative effect of accounting change                       -             -               -          (0.1)
                                                     ------------  ------------    ------------  ------------
Net income (loss)                                         (5.5)%        (2.2)%          (3.7)%        (2.8)%
                                                     ============  ============    ============  ============


THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

         Net sales for Third Quarter 2000 declined $9.9 million or 2.9% from Third Quarter 1999 due to a decrease of 5.2% in comparable store sales (which include leased shoe department sales), mostly offset by the beneficial impact from the opening of three new stores since Second Quarter 1999. We believe that the decrease in comparable store sales was due primarily to an unseasonably mild early fall in the Northeast that adversely impacted sales of apparel and other seasonal merchandise, slower consumer spending due to higher gasoline and heating oil prices, an uncertain economic environment, and the impact from fiscal year 2000 competitive store openings in the vicinity of a significant number of our stores. Because we are more softlines-oriented than other discount department store chains, our business was particularly affected by the unseasonable weather conditions. Third Quarter 1999 comparable store sales had increased 10.5%.

         Gross margin decreased $9.9 million in Third Quarter 2000 compared to Third Quarter 1999 due to the lower sales and a lower gross margin rate (28.5% vs. 30.5%). The lower gross margin rate was primarily attributable to a lower mix of softlines and seasonal sales due to the reasons discussed above and an associated higher level of markdowns to control inventory levels. Leased department and other operating income had a slight decrease of $0.1 million in Third Quarter 2000 compared to Third Quarter 1999. Leased department sales were $11.6 million in Third Quarter 2000 compared to $11.7 million in Third Quarter 1999.

         Selling, store operating, administrative and distribution ("SG&A") expenses decreased $0.6 million but increased by 0.6% as a percentage of net sales in Third Quarter 2000 from Third Quarter 1999. The lower SG&A expenses were primarily due to decreases in home office and benefits expenses, including a net reduction in provision for annual performance incentives compared to last year, partially offset by an increase in payroll and occupancy expense for two new stores opened during Third Quarter 1999 and one new store opened subsequent to Third Quarter 1999.

         Depreciation and amortization expense declined $0.1 million from Third Quarter 1999 due primarily new asset additions offset by certain older assets becoming fully depreciated since Third Quarter 1999.

         Interest and debt expense increased $1.5 million or 0.6% as a percentage of net sales in Third Quarter 2000 from Third Quarter 1999. This increase was due primarily to higher seasonal borrowings (see "Liquidity and Capital Resources") at a higher average interest rate (9.8% vs. 7.7%) and the interest under the Lease Financing Obligation (Note 3), partially offset by the interest savings from the early retirement of the 9% Convertible Notes (Note 3) and lower amortization of the discount associated with the unfavorable lease liability.

         The $0.8 million credit in reorganization items recognized in Second Quarter 1999 is discussed in Note 5.

         We did not record an income tax expense or benefit in Third Quarter 2000 or Third Quarter 1999 (Note 4).

YEAR-TO-DATE 2000 COMPARED TO YEAR-TO-DATE 1999

         Year-to-Date 2000 net sales declined $16.1 million or 1.5% from Year-to-Date 1999 due to this year's 4.4% decrease in comparable store sales, mostly offset by the impact from the opening of two stores during Third Quarter 1999 and one new store since Third Quarter 1999. We believe that the Year-to-Date 2000 decrease in comparable store sales was due primarily to the same factors discussed above for Third Quarter 2000. We had strong double-digit increases in Year-to-Date 1999 sales of both hardlines and softlines merchandise, with an overall comparable store sales increase of 14.2% during that period.

         Gross margin decreased $17.8 million in Year-to-Date 2000 compared to Year-to-Date 1999 due primarily to a lower gross margin rate (29.1% vs. 30.4%). The lower year-to-date gross margin rate was principally the result of the same factors discussed above for Third Quarter 2000. Leased department and other operating income was essentially the same as last year in dollars and percent to sales.

         Year-to-Date 2000 SG&A expenses decreased $3.0 million but increased 0.2% as a percentage of net sales from Year-to-Date 1999. The lower SG&A expenses were primarily due to the same factors as discussed above for Third Quarter 2000, along with higher logistics and advertising expenses incurred in the first half of 2000 and a $1.9 million credit to SG&A expenses in the first quarter for a change in an accounting estimate (Note 7).

         Depreciation and amortization expense declined $2.3 million or 0.2% as a percentage of net sales in Year-to-Date 2000 from Year-to-Date 1999 due primarily to certain fixed assets becoming fully-depreciated since Third Quarter 1999.

         We recorded a gain of $2.7 million in the First Quarter of 2000 associated with the early termination of a capital lease obligation (Note 7).

         We recorded a benefit of $4.3 million in Second Quarter 2000 for the resolution of our pre-petition unclaimed property reserves (Note 7).

         Interest and debt expense increased $3.3 million or 0.4% as a percentage of net sales in Year-to-Date 2000 from Year-to-Date 1999. This increase was due primarily to the same factors as discussed above for Third Quarter 2000.

         Last year's reorganization credit and cumulative effect of accounting change are discussed in Notes 5 and 2 respectively.

         We did not record an income tax provision in Year-to-Date 2000 due to the current expectation of no income tax expense or benefit in 2000. There was also no income tax expense or benefit recorded in Year-to-Date 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We had outstanding borrowings of $227.4 million at October 28, 2000, exclusive of the issuance of letters of credit, under our $290 million Revolver (Note 3) compared to $158.2 million at October 30, 1999. Peak and average Revolver borrowings were approximately $227 and $182 million, respectively, in Year-to-Date 2000 compared to $163 and $132 million, respectively, in Year-to-Date 1999. The increase in borrowings from Year-to-Date 1999 was primarily due to the Year-to-Date 2000 net loss, an increase in inventories and other working capital changes (discussed below), and cash used by reorganization items.

         Our borrowings under the Revolver, exclusive of the issuance of letters of credit, for the full year of 2000 peaked at approximately $240 million in November, 2000 and averaged approximately $180 million. The amount available to borrow under the Revolver in 2000 is currently expected to peak at approximately $290 million in November, 2000 and average approximately $245 million, while total outstanding letters of credit under the Revolver peaked at approximately $40 million in August, 2000 and average approximately $30 million.

         In Year-to-Date 2000, cash used by operations before reorganization items was $69.9 million compared to $12.7 million in Year-to-Date 1999. This increase in cash usage was primarily due to changes in working capital and an increase in the cash loss from operations (after consideration of the non-cash gain on disposition of property and the non-recurring benefit in Year-to-Date
2000).

         Inventories at October 28, 2000 increased $23.1 million from October 30, 1999 due to one new store opening subsequent to Third Quarter 1999, opening of an additional warehouse and earlier receipts of seasonal merchandise compared to Third Quarter 1999. Inventories increased $101.2 million from January 29, 2000 due primarily to a normal seasonal build-up. We have adjusted our merchandise purchases since April, 2000 in response to the lower sales volume.

         Accounts payable at October 28, 2000 increased $1.9 million from October 30, 1999 and $59.9 million from January 29, 2000 due to the increased inventory level related to the additional store and other factors described above, offset by the Second Quarter 2000 write-off of certain unclaimed property reserves totaling $4.3 million previously included in accounts payable (Note 7) and a reduction in medical insurance reserves ($1.2 million of which was previously included in accounts payable).

         Accrued expenses at October 28, 2000 were $6.5 million lower than at October 30, 1999 due primarily to a lower provision for annual performance bonuses in Year-to-Date 2000 and continued payments made against reserves established at the end of 1998 for reorganization items. Accrued expenses at October 28, 2000 were $11.1 million lower than at January 29, 2000 due primarily to payments made against reserves established prior to 2000 for emergence bonuses and the 1999 performance bonuses, along with payments made against the reserves for reorganization items.

         Other long-term liabilities decreased $8.5 million from October 30, 1999 due primarily to decreases in certain employee benefit liabilities since Third Quarter 1999, adjustments to restructuring reserves in 1999, paydowns of long-term notes, the first-quarter 2000 change in accounting estimate described in Note 7, and a reclassification of a reserve for emergence bonuses to short-term liabilities at the end of 1999. These factors were partially offset by an increase in our straight-line rent liability. Other long-term liabilities decreased $1.3 million from January 29, 2000 due primarily to the first quarter change in accounting estimate (Note 7).

         We incurred capital expenditures of $21.2 million in Year-to-Date 2000 (compared to $17.1 million in Year-to-Date 1999), primarily for new conveying and sortation equipment in our Edison distribution center, certain management information systems and one new store (Staten Island, NY). For all of 2000, we currently expect total capital expenditures to be approximately $23.4 million (compared to $22 million for all of 1999), primarily for the new conveying and sortation equipment, and a new store (Staten Island), management information systems (including expenditures for new distribution yard management and transportation systems and a new merchandise replenishment system) and various store and other distribution center improvements. We currently expect to finance these expenditures through internally-generated funds or through funds available under the Revolver.

         Current projections indicate there may not be sufficient cash flow from operations to comply with the financial covenant contained in the Company's Revolver, which requires the Company to maintain $50 million of availability from December 15, 2000 to January 15, 2001. In that regard, we have entered into discussions with our lenders to modify or waive the covenant to avoid a default under the loan agreement and to allow for the continuation of operations. The Company is considering various alternatives in dealing with its ongoing cash requirements including strategic combinations and partial or complete liquidation.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in our market risk associated with our financial instruments other than as stated above. We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.

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

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Exhibits

EXHIBIT NO.                                  EXHIBIT
----------                                   -------
   10          Amendment to Amended and Restated Employment Agreement, dated as of September 29, 2000, between and among Bradlees, Inc., Bradlees Stores,
               Inc. and Peter Thorner.

   10.1        Fifth Amendment and Waiver to Credit Agreement dated as of November 2,
               2000, among Bradlees Stores, Inc., Bradlees, Inc. and Fleet National Bank
               and Back Bay Capital Funding, LLC (Tranche C), as Agents.

   11          Computation of earnings per share

   15          Letter re: unaudited interim financial information.

   27          Financial data schedule (filed on EDGAR)

 (b)  Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarterly period ended October 28, 2000.

                                 BRADLEES, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BRADLEES, INC.

Date: December 12, 2000               By /s/ Peter Thorner
                                         -------------------------------------
                                         Peter Thorner
                                         Chairman and Chief Executive Officer

Date: December 12, 2000               By /s/ J. Gregory Ambro
                                         ----------------------------------
                                         J. Gregory Ambro
                                         Senior Vice President, Chief Financial
                                         Officer